Form 10-Q
period 2004-06-30
BEACON FINANCIAL FUTURES FUND LTD
filed 2004-08-13
CIK 1287031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File number: 333-115353

THE BEACON FINANCIAL FUTURES FUND, L.P.

(Exact name of registrant as specified in charter)

Delaware	20-0963234
(State of Organization)	(IRS Employer Identification Number)

c/o Beacon Management Corporation (USA) 47 Hulfish Street Princeton, New Jersey	08542
(Address of principal executive offices)	(Zip Code)

(609) 924-5395

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Total number of Pages: 12 plus exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements of The Beacon Financial Futures Fund, L.P. are included in Item 1:

Page
Financial Statements

Statements of Financial Condition as of April 12, 2004 and June 30, 2004 (unaudited)	3

Notes to Statements of Financial Condition as of April 12, 2004 and June 30, 2004 (unaudited)	4

The Beacon Financial Futures Fund, L.P.

Statements of Financial Condition

As of April 12, 2004 and June 30, 2004 (unaudited)

ASSETS

	April 12, 2004	June 30, 2004
		(unaudited)
Current Assets
Cash	$1,000	$2,379
Total Current Assets	$1,000	$2,379

LIABILITIES & PARTNER’S CAPITAL

	April 12, 2004	June 30, 2004
		(unaudited)
Liabilities
Payable to General Partner	$0	$1,379
Total Liabilities	0	1,379
Partner’s Capital
General Partner Capital Contribution (one unit)	1,000	1,000
Total Partner’s Capital	1,000	1,000

Total Liabilities & Partner’s Capital	$1,000	$2,379

See Notes to Statements of Financial Condition

The Beacon Financial Futures Fund, L.P.

Notes to the Statements of Financial Condition as of April 12, 2004 and June 30, 2004 (unaudited)

Note 1 : Nature of Operations and Significant Accounting Policies

Nature of Operations: The Beacon Financial Futures Fund, L.P. (a Delaware limited partnership) (the “Partnership”) was organized on April 6, 2004 to engage in speculative trading of a diversified portfolio of commodity interests including futures, options on futures and forward contracts.

Beacon Management Corporation, the general partner of the Partnership (the “General Partner”), is registered as a commodity pool operator and commodity trading advisor. UBS Financial Services and Man Financial, Inc. will initially serve as the Partnership’s clearing brokers.

The Partnership was initially capitalized by the General Partner on April 12, 2004 through the contribution of $1,000 in exchange for one unit of Partnership interest. The Partnership has not commenced operations and has had no other transactions or changes in net assets. The General Partner and each limited partner will share in the profits and losses of the Partnership in proportion to their respective ownership interests.

During the period from April 6, 2004 (date of organization) to June 30, 2004, the General Partner deposited $24,670 with the Partnership for the Partnership’s SEC and NASD registration fees. The fees actually incurred related to these registrations were $23,291 and at June 30, 2004, $1,379 is due from the Partnership to the General Partner. As of June 30, 2004, the Partnership has admitted no additional partners, has not commenced operations and has no changes in partner’s capital.

Significant Accounting Policies: The following are the significant accounting policies of the Partnership.

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could differ from those estimates.

Income Recognition - Purchases and sales of futures, options on futures, and forward contracts will be recorded on the trade date, and open contracts will be reflected at market value with the change in unrealized gains (losses) from one period to the next recorded in operations. Gains or losses are realized when contracts are liquidated. The specific contracts liquidated are determined by the clearing broker (in most cases on a FIFO basis).

Valuation - The majority of the Partnership’s positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Any spot and forward foreign currency contracts held by the Partnership will also be valued at published daily settlement prices or at dealers’ quotes.

Income Taxes - The Partnership is a partnership for federal income tax purposes and Partnership income or loss will be includable in the income tax returns of the individual partner.

Organization and Offering Expenses: Organizational and Offering costs, estimated by the General Partner to be approximately $400,000, will be absorbed by the Selling Group Manager (“Uhlmann Price Securities, LLC”) and the General Partner. The Selling Group Manager and the General Partner will not be reimbursed by the Partnership for such costs.

Note 2 : Unit Transactions

Limited partners may purchase units of the Partnership upon approval by the General Partner at the net asset value, as of the last day of each month or on any other date as determined by the General Partner.

After holding the units for eleven months, limited partners may require the Partnership to redeem some or all of their units at the net asset value, as of the last day of each month without a redemption charge. Any units redeemed before the holder has been a limited partner for six months will be assessed a redemption charge equal to 5 percent of the net asset value per unit on the date of such redemption and units redeemed after six but within eleven months will be assessed a 4 percent redemption charge. Redemption charges will be paid by the redeeming limited partner to the General Partner.

Note 3 : Partnership Fees and Expenses

Brokerage Fee – The Partnership will pay the General Partner a fixed, monthly Brokerage Fee of 0.5417%, or 6.50% annually, of the Partnership’s monthly net asset value. Out of this Brokerage Fee, the General Partner will pay all clearing, execution and give-up, floor brokerage, exchange and National Futures Association fees, management fees, trading advisory fees, selling agent compensation, and any other transaction costs of the Partnership. The General Partner will retain any balance amount.

Included in the Brokerage Fee are the following amounts that are earned by the General Partner and Uhlmann Price Securities, LLC, the Selling Group Manager.

•	Management Fee – paid monthly to the General Partner at a rate of 1/12th of 1% of the Partnership’s monthly net asset value.

•	Trading Advisory Fee – paid monthly to the General Partner at a rate of 1/12th of 1% of the Partnership’s monthly net asset value.

•	Selling Agent Commission – fee to compensate distributors of the units for the Partnership for costs incurred in the distribution of Partnership units. Such distribution costs may include commissions, payments to sales agents, promotional materials, overhead allocations and interest.

The selling agent compensation will be paid monthly by the Partnership at a rate of 1/12th of 3% of the Partnership’s monthly net asset value. For the first 12 months after the sale of such units, the selling agent compensation will be paid monthly by the Partnership to the General Partner, as reimbursement to the General Partner for amounts advanced by the General Partner to the selling agent at the time of the sale of such units. Commencing with the 13th month after the sale of such units, the selling agent compensation will be paid to the selling agent.

Incentive Fees – The Partnership will make an incentive allocation equal to 20% trading profits to the capital account of the General Partner each quarter. Trading profits means the net new profits (realized and unrealized), excluding interest income, decreased by monthly Brokerage Fees and other operating expenses that are chargeable to the Partnership’s net assets, with these trading profits and items of decrease determined from the end of the last period for which an incentive fee was earned. Extraordinary expenses of the partnership, if any, are not deducted in determining trading profits.

If the Partnership makes an incentive allocation and the Partnership fails to earn new trading profits for any subsequent period, the General Partner’s capital account will retain the incentive allocation previously made. However, the Partnership will not make any subsequent incentive allocation until these losses have been recovered and the Partnership has again earned new trading profits.

Other Operating Expenses – The Partnership will pay all of its own direct legal, accounting, administrative, filing, reporting and data processing expenses.

In accordance with Section IV.C. of the NASAA Registration of Commodity Pool Programs, the fees and expenses, including extraordinary expenses, of the Partnership may not exceed 14% of the Partnership’s average monthly net assets, as of the last day of each month during the calendar year. The General partner will bear any fees in excess of these limitations.

Note 4 : Financial Instruments with Off-Balance-Sheet Risk

The Partnership’s trading activities will involve derivative financial instruments, primarily futures, options on futures, and forward contracts, which have market and/or credit risk.

Market Risk: Market risk will arise primarily from changes in the market value of financial instruments. Generally, the Partnership’s exposure will be equal to the notional value of futures contracts purchased and unlimited on such contracts sold short. As both a buyer and seller of options on futures, the Partnership will pay or receive a premium at the outset and then bears the risk of unfavorable market variations underlying the option. The risk of loss for purchased options on futures will be limited to the premiums paid; written or sold options on futures will expose the Partnership to potentially unlimited liability.

Exposure to market risk will be influenced by a number of factors, including the relationships between financial instruments, and the volatility and liquidity in the markets in which the financial instruments will be traded. In many cases, the use of financial instruments may serve to modify or offset market risk associated with other transactions and, accordingly, may serve to decrease the Partnership’s overall exposure to market risk. The Partnership will attempt to control its exposure to market risk through various analytical monitoring techniques.

Credit Risk: Credit risk will arise primarily from the potential inability of counterparties to perform in accordance with the terms of a contract. The Partnership’s exposure to credit risk associated with counterparty nonperformance will be limited to the current cost to replace all contracts in which the Partnership has a gain. Exchange-traded financial instruments generally do not give rise to significant counterparty exposure due to the case settlement procedures for daily market movements and the margin requirements of individual exchanges.

Concentration of Credit Risk: The Partnership will use Man Financial Inc. and UBS Financial Services as clearing brokers (“Clearing Brokers”). In the event these Clearing Brokers do not fulfill their obligations, the Partnership may be exposed to risk. This risk of default depends in part on the creditworthiness of these Clearing Brokers. The Partnership will attempt to minimize this credit risk by monitoring the creditworthiness of the Clearing Brokers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

As of July 30, 2004, the partnership had sold no units of limited partnership interest. The initial offering period expires upon the sale of 1,000 units. The continuing offering period commences upon termination of the initial offering period and will be ongoing.

CAPITAL RESOURCES

The partnership will raise additional capital only through the sale of units offered pursuant to the continuing offering and does not intend to raise any capital through borrowing. Due to the nature of the partnership’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

LIQUIDITY

Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. This may affect the partnership’s ability to initiate new positions or close existing ones or may prevent it from having orders executed. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the partnership from promptly liquidating unfavorable positions and subject the partnership to substantial losses, which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place.

Trading in forward contracts introduces a possible further impact on liquidity. Because such contracts are executed “off exchange” between private parties, the time required to offset or “unwind” these positions may be greater than that for regulated instruments. This potential delay could be exacerbated to the extent a counterparty is not a United States person.

Other than these limitations on liquidity, which are inherent in the partnership’s futures trading operations, the partnership’s assets are expected to be highly liquid.

RESULTS OF OPERATIONS

As of July 30, 2004, the partnership had not commenced trading operations.

OFF-BALANCE SHEET RISK

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The partnership intends to trade in futures and forward contracts and may therefore become a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the partnership at the same time, and if the general partner was unable to offset such positions, the partnership could experience substantial losses. The general partner will access daily positions and profit and loss summaries for the partnership and will employ various measures to monitor draw-downs, market diversification and leverage.

In addition to market risk, in entering into futures and forward contracts there is a credit risk that a counterparty will not be able to meet its obligations to the partnership. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

CRITICAL ACCOUNTING POLICIES – VALUATION OF THE PARTNERSHIP’S POSITIONS

The general partner believes that the accounting policies that will be most critical to the partnership’s financial condition and results of operations relate to the valuation of the partnership’s positions. The majority of the partnership’s positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Any spot and forward foreign currency contracts held by the partnership will also be valued at published daily settlement prices or at dealers’ quotes. Thus, the general partner expects that under normal circumstances substantially all of the partnership’s assets will be valued on a daily basis using objective measures.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

Past Results Not Necessarily Indicative of Future Performance

The partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or a substantial amount of the partnership’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the partnership’s main line of business.

Market movements can produce frequent changes in the fair market value of the partnership’s open positions and, consequently, in its earnings and cash flow. The partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the partnership’s open positions and the liquidity of the markets in which it trades.

The partnership may rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the partnership’s past performance is not necessarily indicative of its future results.

Capital at Risk is a measure of the maximum amount which the partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the partnership’s speculative trading and the recurrence in the markets traded by the partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Capital at Risk or the partnership’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the partnership’s losses in any market sector will be limited to Capital at Risk or by the partnership’s attempts to manage its market risk.

Standard of Materiality

Materiality as used in this section, “Quantitative and Qualitative Disclosures about Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the partnership’s market sensitive instruments.

QUANTIFYING THE PARTNERSHIP’S TRADING CAPITAL AT RISK

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

The partnership’s risk exposure in the various market sectors traded by the partnership is quantified below in terms of Capital at Risk. Due to the partnership’s mark-to-market accounting, any loss in the fair value of the partnership’s open positions is directly reflected in the partnership’s earnings (realized or unrealized).

Exchange maintenance margin requirements are expected to be used by the partnership as the measure of its Capital at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange-traded (which includes currencies and some energy products and metals in the case of the partnership), the margin requirements for the equivalent futures positions have been used as Capital at Risk. In those cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

In the case of contracts denominated in foreign currencies, the Value at Risk figures include foreign margin amounts converted into U.S. Dollars with an incremental adjustment to reflect the exchange rate risk inherent to the Dollar-based partnership in expressing Capital at Risk in a functional currency other than Dollars.

In quantifying the partnership’s Capital at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category’s aggregate Capital at Risk. The diversification effects resulting from the fact that the partnership’s positions are rarely, if ever, 100% positively correlated have not been taken into account.

THE PARTNERSHIP’S TRADING CAPITAL AT RISK IN DIFFERENT MARKET SECTORS

Since the partnership has not commenced operations as of the date of the Prospectus, it has no open positions susceptible to a Capital at Risk analysis.

MATERIAL LIMITATIONS ON CAPITAL AT RISK AS AN ASSESSMENT OF MARKET RISK

The face value of the market sector instruments held by the partnership may typically be many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the partnership. The magnitude of the partnership’s open positions could create a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the partnership to incur severe losses over a short period of time. The Capital at Risk tables — as well as the past performance of the partnership — give no indication of this “risk of ruin.”

NON-TRADING RISK

The partnership may experience non-trading market risk on any foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are expected to be immaterial. The partnership also may have non-trading market risk as a result of investing in U.S. Treasury Bills. The market risk represented by these investments is expected to be immaterial.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the partnership’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The partnership’s primary market risk exposures as well as the strategies used and to be used by the general partner for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the partnership. There can be no assurance that the partnership’s market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the partnership.

Since the partnership had not commenced operations as of the date of this Prospectus, it had no primary trading risk exposures as of such date.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

General

The partnership is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations. From time to time, certain regulatory agencies have proposed increased margin requirements on futures contracts. Because the partnership generally will use a small percentage of assets as margin, the partnership does not believe that any increase in margin requirements, as proposed, will have a material effect on the partnership’s operations.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

The means by which the partnership attempts to manage the risk of the partnership’s open positions is essentially the same in all market categories traded. The general partner applies risk management policies to trading which generally are designed to limit the total exposure that may be taken per “risk unit” of assets under management. In addition, the general partner follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as adopting non-binding “stop-loss” points for each of the markets in which the partnership trades.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders.

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2004.

THE BEACON FINANCIAL FUTURES FUND, L.P.
(Registrant)

By:	Beacon Management Corporation (USA)
General Partner

By:	/s/ Mark S. Stratton
Mark S. Stratton
President

EXHIBIT INDEX

Exhibit Number	Description of Document
31.01	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.02	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.02	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002