Form 10-Q
period 2005-06-30
BEACON FINANCIAL FUTURES FUND LP
filed 2005-08-15
CIK 1287031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File number: 333-115353

The Beacon Financial Futures Fund, L.P.

(Exact name of registrant as specified in charter)

Delaware	20-0963234
(State of Organization)	(IRS Employer Identification Number)

c/o Beacon Management Corporation (USA) 116 Village Boulevard Suite 210 Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)

(609) 514-1801

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of Pages: 17 plus exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Beacon Financial Futures Fund, L.P.

Statements of Financial Condition

June 30, 2005 (Unaudited) and December 31, 2004

	June 30, 2005	December 31, 2004
ASSETS
Equity in Brokerage Accounts
Cash	$967,490	$—
Net unrealized gain on open futures contracts	11,838	—

Total Equity in Brokerage Accounts	979,328	—

Other Cash	12,311	2,311
Accounts Receivable	2,413	—
Other Assets	7,084	—

TOTAL ASSETS	$1,001,136	$2,311

LIABILITIES & PARTNERS’ CAPITAL
Liabilities
Accrued Commissions	$79	$—
Fixed Asset Fee Payable	5,184	—
Accrued Operating Expenses	1,287	—
Payable to General Partner	2,311	1,311

Total Liabilities	8,861	1,311

Partners’ Capital
General Partner’s Capital	982,275	1,000
Limited Partner’s Capital	10,000	—

Total Partners’ Capital	992,275	1,000

TOTAL LIABILITIES & PARTNERS’ CAPITAL	$1,001,136	$2,311

See accompanying notes.

The Beacon Financial Futures Fund, L.P.

Schedule of Investments

June 30, 2005

Description	Value	% of Partners’ Capital
Futures Contracts
Currencies	$9,719	0.98%
Interest rate instruments	2,119	0.21%

Net unrealized gain on open futures contracts	$11,838	1.19%

See accompanying notes.

The Beacon Financial Futures Fund, L.P.

Statements of Operations

For the Three Months and Six Months Ended June 30, 2005 and 2004 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income

Trading Gains and Losses
Change in Unrealized	$11,838	$—	$11,838	$—
Realized	(22,895)	—	(22,895)	—
Brokerage Commissions	(844)	—	(844)	—

Total Trading Gains and Losses	(11,901)	—	(11,901)	—

Investment Income
Interest Income	7,329	—	7,329	—

Expenses

Fixed Asset Fee	10,450	—	10,450	—
Professional Fees	8,000	—	8,000	—
Operating Expenses	2,703	—	2,703	—

Total expenses before reimbursement of expenses	21,153	—	21,153	—

Less: reimbursement of expenses	(8,000)	—	(8,000)	—

Net Expenses	13,153	—	13,153	—

Net Investment Loss	(5,824)	—	(5,824)	—

Net Loss	$(17,725)	$—	$(17,725)	$—

Net loss per General and Limited Partner Unit (Based on weighted average number of units outstanding during the period)	$(17.73)	$—	$(17.73)	$—

Decrease in Net Asset Value per General Partner and Limited Partner Unit	$(17.73)	$—	$(17.73)	$—

See accompanying notes.

The Beacon Financial Futures Fund, L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2005 and 2004 (Unaudited)

	Partners’ Capital
	General		Limited		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2005
Balances at Dec 31, 2004	1.00	$1,000	0.00	$—	1.00	$1,000
Net Loss for the Six Months Ended June 30, 2005		(17,725)		—		(17,725)
Additions	999.00	999,000	10.18	10,000	1,009.18	1,009,000
Redemptions	0.00	—	0.00	—	0.00	—

Balances at June 30, 2005	1,000.00	$982,275	10.18	$10,000	1,010.18	$992,275

Six Months Ended June 30, 2004
Balances at Dec 31, 2003	0.00	$—	0.00	$—	0.00	$—
Net Income for the Six Months Ended June 30, 2004		—		—		—
Additions	1.00	1,000	0.00	—	1.00	1,000
Redemptions	0.00	—	0.00	—	0.00	—

Balances at June 30, 2004	1.00	$1,000	0.00	$—	1.00	$1,000

The Beacon Financial Futures Fund, LP

Net Asset Value Per General and Limited Partner Unit

June 30, 2005	December 31, 2004	June 30, 2004	December 31, 2003
$982.27	$1,000.00	$1,000.00	n/a

See accompanying notes.

The Beacon Financial Futures Fund, L.P.

Financial Highlights

For the Three Months Ended June 30, 2005 and 2004 (Unaudited)

	Three Months Ended
	June 30, 2005	June 30, 2004
Per Unit Performance

Average number of units outstanding during the period	1,000.00

Net Asset Value per unit at the beginning of the period	$1,000.00	$1,000.00

Income
Trading Gains and Losses	(11.90)	—
Investment Income
Interest Income	7.33	—

Expenses
Fixed Asset Fee	(10.45)	—
Operating Expenses	(2.71)	—

Total Expenses	(13.16)	—

Net Investment Loss	(5.83)	—

Net Loss per Unit	(17.73)	—

Net Asset Value per unit at the end of the period	$982.27	$1,000.00

Net investment loss as a percentage of Partners’ Capital	-0.58%

Expenses as a percentage of Partners’ Capital	1.32%

Total return	-1.77%

This information has been derived from information presented in the preceding financial statements. The above ratios have not been annualized and were calculated for the partners taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner’s capital account, which may vary from these ratios based on the timing of capital transactions and the different fee arrangements (see Note 2).

See accompanying notes.

The Beacon Financial Futures Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. General Description of the Partnership

The Beacon Financial Futures Fund, L.P. (the “Partnership”) is a Delaware limited partnership, which operates as a commodity investment pool. The Partnership was organized on April 6, 2004 to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options on futures contracts and forward contracts. The Partnership’s limited partnership agreement provides, among other things, that the Partnership shall dissolve no later than December 31, 2052.

Beacon Management Corporation (USA), the General Partner of the Partnership (the “General Partner”), is registered as a commodity pool operator and commodity trading advisor with the National Futures Association (the “NFA”), an industry self regulatory organization. UBS Financial Services currently serves as the Partnership’s sole clearing broker. The Partnership may also use Man Financial as an additional clearing broker.

The Partnership was initially capitalized by the General Partner on April 12, 2004 through the contribution of $1,000 in exchange for one unit of partnership interest. On March 30, 2005, the General Partner made an additional contribution of $999,000 in exchange for 999 units of partnership interest. The Partnership commenced operations on May 16, 2005. The General Partner and limited partners share in the profits and losses of the Partnership in proportion to their respective ownership interests.

During the period from April 6, 2004 to June 30, 2005, the General Partner deposited funds with the Partnership for the Partnership’s SEC and NASD registration fees. At June 30, 2005 and December 31, 2004, $2,311 and $1,311, respectively, was due from the Partnership to the General Partner, representing the difference between funds deposited and fees paid by the Partnership.

B. Regulation

As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government, which regulates most aspects of the commodity futures industry; rules of the NFA; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades. As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934.

C. Method of Reporting

The Partnership’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates and assumptions made by the Partnership’s management. Actual results could differ from the estimates. Gains or losses are realized when contracts are liquidated. The specific contracts liquidated are determined by the clearing broker (in most cases on a FIFO basis). Net unrealized gains or losses on open contracts (the difference between contract trade price and quoted market price) are reflected in the statement of financial condition. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. The majority of the Partnership’s positions are exchange-traded futures contracts, which are valued daily at settlement prices published by the exchanges. Any spot and forward foreign currency contracts held by the Partnership are valued at published daily settlement prices or at dealers’ quotes. Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

The Beacon Financial Futures Fund, L.P.

Notes to the Financial Statements (Unaudited)

For purposes of both financial reporting and calculation of redemption value, the “net asset value” of a unit is an amount equal to the Partnership’s net assets allocated to capital accounts represented by units, divided by the number of units outstanding. “Net assets” means the total assets of the Partnership, including all cash and cash equivalents, accrued interest and amortization of original issue discount, and the market value of all open futures contracts, forward contracts, options on futures contracts and other assets of the Partnership, less the total liabilities of the Partnership, including, but not limited to, brokerage, incentive allocations, management fees, interest payable and extraordinary expenses, as determined in accordance with generally accepted accounting principles consistently applied under the accrual basis of accounting.

D. Income Taxes

The Partnership prepares calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Partnership’s income, expenses and trading gains or losses. Accordingly, the Partnership is not subject to federal income taxes because its income and losses are includable in the tax returns of its partners.

E. Organizational and Offering Costs

Initial organizational and offering costs, estimated by the General Partner to be approximately $350,000, were absorbed by the Selling Group Manager (“Uhlmann Price Securities, LLC”) and the General Partner. The Selling Group Manager and the General Partner will not be reimbursed by the Partnership for such costs.

The Partnership pays all of its continuing offering expenses including, but not limited to, legal, printing costs, filing fees, marketing costs and other related expenses, not to exceed 15% of the aggregate subscriptions. The General Partner will bear any fees in excess of this limitation.

Note 2. GENERAL PARTNER AND COMMODITY TRADING ADVISOR

The General Partner of the Partnership is Beacon Management Corporation (USA), which conducts and manages the business of the Partnership. The General Partner is also the commodity trading advisor of the Partnership. The General Partner made an investment in the Partnership equal to, and will maintain its interest in, the capital of the Partnership at no less than the greater of: (a) 1% of the total investments in the Partnership by all Partners and (b) $25,000. These contributions by the General Partner need not exceed the amount described above and are evidenced by units of General Partnership Interest (“Unit(s) of General Partnership Interest”).

The General Partner is paid a monthly fixed asset fee from Partnership interests of 1/12 of 6.3% (6.3% annualized) of the Partnership’s monthly net asset value. From the 6.3% fee, the General Partner pays all introducing, initial and ongoing service fees, management fees, trading advisory fees, and any other transaction costs except for brokerage fees, NFA, exchange and clearing fees and retains any balance of the fixed asset fee remaining after making these payments. The General Partner pays an ongoing service fee out of the fixed asset fee it receives for each unit sold equal to 3.0% (annually) of the net asset value of a unit. The service fee is paid to Uhlmann Price Securities, LLC (“Uhlmann”), as Selling Group Manager for the units. The service fee includes a reallowance that may be designated by Uhlmann to any selling agent it appoints. The ongoing service fee is based on the net asset value of a unit as of the last day of each month beginning on the thirteenth month following sale of that unit at the rate of 1/12 of 3.0% (3.0% annualized) per month.

The Partnership pays separately brokerage fees, NFA, exchange and clearing fees which, have been estimated at 0.50% annually of the net asset value.

The Partnership makes an incentive allocation equal to 20% trading profits to the capital account of the General Partner each quarter. Trading profits includes net new profits (realized and unrealized), excluding interest income, decreased by monthly brokerage fees and other operating expenses, with these items determined from the end of the last period for which an incentive allocation was earned. Extraordinary expenses of the Partnership, if any, are not deducted in determining trading profits. If the Partnership makes an incentive

The Beacon Financial Futures Fund, L.P.

Notes to the Financial Statements (Unaudited)

allocation and the Partnership fails to earn new trading profits for any subsequent period, the General Partner’s capital account will retain the incentive allocation previously made. However, the Partnership will not make any subsequent incentive allocation until these losses have been recovered and the Partnership has earned new trading profits.

Note 3. DEPOSITS WITH BROKERS

The Partnership deposits funds with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such brokers. The Partnership earns interest income on its cash deposited with the brokers.

Note 4. OPERATING EXPENSES

The Partnership pays all of its own direct legal, accounting, administrative, filing, reporting and data processing expenses. The General Partner has estimated that operating expenses range between 0.18% and 0.60% of net assets on an annual basis depending on the size of the Partnership. The Partnership will not pay more than 0.50% in annual audit fees provided the Partnership has not issued more than $5 million in subscriptions. Any excess audit fees are reimbursed by the General Partner.

Note 5. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. In general, units may be purchased at the net asset value, as of the last day of each month or on any other date as determined by the General Partner. The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions in the Limited Partnership Agreement. Investors withdrawing before the beginning of the seventh month of their investment will be charged a redemption fee of 4% of the net asset value at which they are redeemed. Investors withdrawing between the start of the seventh and end of the 11th month of their investment will be charged a redemption fee of 3% of the net asset value at which they are redeemed. No redemption fee is charged on units redeemed after 11 full months from the effective date of purchase.

Note 6. TRADING ACTIVITIES AND RELATED RISKS

The Partnership engages in the speculative trading of U.S. futures contracts (“derivatives”). The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract. Purchase and sale of futures contracts requires margin deposits with the brokers. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

Market risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the notional contract value of futures purchased and unlimited liability on such contracts sold short. The General Partner attempts to control this risk by employing various techniques including diversification, adjustment of portfolio leverage and adjustment of individual market positions based upon its analysis of market conditions.

Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of a contract. The Partnership’s exposure to credit risk associated with counterparty nonperformance is limited to the current cost to replace all futures contracts in which the Partnership has a gain. Exchange-traded financial instruments generally do not give rise to significant counterparty exposure due to the cash settlement procedures for daily market movements and the margin requirements of individual exchanges.

The Beacon Financial Futures Fund, L.P.

Notes to the Financial Statements (Unaudited)

The net unrealized gain on open futures contracts is comprised of the following:

Futures Contracts (exchange traded) June 30, 2005
Gross unrealized gains	$12,150
Gross unrealized losses	(312)

Net unrealized gain	$11,838

Open contracts generally mature within three months; as of June 30, 2005, the latest maturity date for open futures contracts is September 2005. However, the Partnership intends to close all contracts prior to maturity.

The Partnership currently clears all of its trades through one clearing broker. In addition, the Partnership has assets on deposit with the broker in connection with its cash management activities. In the event of the broker’s insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits. This risk of default depends on the creditworthiness of the broker.

The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

The amount of required margin and good faith deposits with the broker usually range from 9% to 17% of Net Asset Value. As of June 30, 2005, the Partnership maintained broker cash balances of $967,490 to satisfy such requirements, which equals 98% of Net Asset Value.

Note 7. GUARANTEES

In the normal course of business, the Partnership may enter into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Partnership’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Partnership that have not yet occurred. The Partnership expects the risk of any future obligation under these indemnifications to be remote.

Note 8. INTERIM FINANCIAL STATEMENTS

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form S-1 Registration Statement as filed with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

On May 13, 2005 the General Partner purchased 999 units bringing its total investment up to 1,000 units and enabling the Partnership to commence trading operations on May 16, 2005. Through June 30, 2005, the Partnership sold 10.18 units of limited partnership interest. The continuing offering has commenced and will be ongoing.

CAPITAL RESOURCES

The Partnership will raise additional capital only through the sale of units offered pursuant to the continuing offering and does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets that are not for operating capital.

LIQUIDITY

Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. This may affect the Partnership’s ability to initiate new positions or close existing ones or may prevent it from having orders executed. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidating unfavorable positions and subject the Partnership to substantial losses, which could exceed the margin initially committed to such trades. In general, the Partnership will be required to have 9% - 17% of its assets committed to margin on deposit with the broker. In addition, even if futures prices have not moved the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2005

Sector	%Gain (loss)
Currencies	-0.42%
Interest Rates	-0.77%
Total	-1.19%

The Partnership commenced trading operations on May 16, 2005. Longer term interest rate products performed well during May, with treasury bonds being a notable winner. The gains were offset by losses in the Eurodollar. The currency sector incurred a net loss with profits in the Japanese yen offset by losses in the Canadian dollar.

Market activity was mixed in June, as some markets exhibited relatively smooth trends, while others were marked by reversals and volatility. The Swiss franc, euro, British pound, and Japanese yen had positive returns for June. These gains were overshadowed by losses in the Canadian dollar and Australian dollar. The interest rate sector was negative on the month, led by the Eurodollar contract. The 10-year T-note was slightly positive on the month, while the Treasury bond and 5-year T-note posted modest losses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

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

The Partnership’s risk exposure in the various market sectors traded by the Partnership is quantified below in terms of Value at Risk (VaR). The Partnership estimates VaR using a model based on historical simulation (with a confidence level of 97.5%) which involves constructing a distribution of hypothetical daily changes in the value of the trading portfolio. The VaR model takes into account linear exposures to risks, including equity and commodity prices, interest rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors to which the portfolio is sensitive. The one day 97.5 confidence level of the Partnership’s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 40 trading days or one day in 40. VaR typically does not represent the worst case outcome.

The Partnership uses approximately one year of daily market data and revalues its portfolio for each of the historical market moves that occurred over the period. This generates a probability distribution of daily “simulated profit and loss” outcomes. The VaR is the 2.5 percentile of this distribution.

The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Partnership’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

The Partnership’s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and does not distinguish between exchange and non-exchange dealer-based instruments. It is also not based on exchange and/or dealer based maintenance margin requirements.

VaR models, including the Partnership’s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by the Partnership in its daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

Due to the Partnership’s mark-to-market accounting, any loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings (realized or unrealized).

THE PARTNERSHIP’S TRADING CAPITAL AT RISK IN DIFFERENT MARKET SECTORS

Value at Risk and Trading Gains/Losses by Sector

For the Three Months Ended June 30, 2005

Sector	Value at Risk	Rate of Return
Currencies	-0.74%	-0.42%
Interest Rates	-0.28%	-0.77%

Entire Portfolio	-0.70%	-1.19%[1]

[1]	Of the return for the three months ended June 30, 2005, approximately (1.19%) was due to trading losses net of commissions and approximately 0.73% due to interest income and approximately 1.32% due to fees and operating costs borne by the Partnership a net return of (1.77%).

MATERIAL LIMITATIONS ON CAPITAL AT RISK AS AN ASSESSMENT OF MARKET RISK

The face value of the market sector instruments held by the Partnership may typically be many times the risk determined by the VaR calculation. The magnitude of the Partnership’s open positions could create a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The Value at Risk tables — as well as the past performance of the Partnership — give no indication of this “risk of ruin.”

The highly dynamic nature of the Partnership’s portfolio limits the usability of an analysis method (such as VaR), which relies upon the Partnership’s positions as of a single point in time.

Historical price behavior (which is relied upon by the VaR calculation) may not be an accurate predictor of the future price behavior of the markets in the Partnership’s portfolio.

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

The primary risk exposures of the Partnership as of June 30, 2005 were exchange rate and interest rate risk. The factors that can influence these rates can be domestic or foreign (primarily the G-7 countries) and include (but are not limited to) changes in government fiscal policy, changes in the balance of trade, changes in inflation rates and improvement or degradation of the overall economy.

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

ITEM 4. CONTROLS AND PROCEDURES

Beacon Management Corporation, the General Partner of the Partnership, with the participation of the General Partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the SEC Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Partnership as of the end of the period covered by this quarterly report. Based on their evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner’s internal control over financial reporting applicable to the Partnership identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Partnership.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders.

None

Item 5. Other Information

None

Item 6. Exhibits.

See attached exhibit list.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 15, 2005.

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

E-1