Form 10-Q
period 2005-09-30
BEACON FINANCIAL FUTURES FUND LP
filed 2005-11-14
CIK 1287031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Total number of Pages: 16 plus exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements of The Beacon Financial Futures Fund, L.P. are included in Item 1:

Page
Financial Statements

Statements of Financial Condition as of September 30, 2005 (Unaudited) and December 31, 2004	3

Schedule of Investments as of September 30, 2005 (Unaudited)	4

Statements of Operations for the Three Months Ended September 30, 2005 and 2004 and the Nine Months Ended September 30, 2005 and the Period from April 6, 2004 through September 30, 2004 (Unaudited)	5

Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2005 and the Period from April 6, 2004 through September 30, 2004 (Unaudited)	6

Net Asset Value Per General and Limited Partner Unit (Unaudited)	6

Financial Highlights for the Three Months Ended September 30, 2005 and 2004 (Unaudited)	7

Notes to the Financial Statements (Unaudited)	8-11

The Beacon Financial Futures Fund, L.P.

Statements of Financial Condition

September 30, 2005 (Unaudited) and December 31, 2004

	September 30, 2005	December 31, 2004
ASSETS
Equity in Brokerage Accounts
Cash	$1,346,654	$—
Net Unrealized Gain on Open Futures Contracts	31,833	—

Total Equity in Brokerage Accounts	1,378,487	—

Other Cash	101,218	2,311
Accounts Receivable	16,567	—
Other Assets	6,085	—

TOTAL ASSETS	$1,502,357	$2,311

LIABILITIES & PARTNERS’ CAPITAL
Liabilities
Accrued Commissions	$172	$—
Fixed Asset Fee Payable	5,161	—
Accrued Expenses	17,077	—
Redemptions Payable	488,802	—
Payable to General Partner	—	1,311

Total Liabilities	511,212	1,311

Partners’ Capital
General Partner’s Capital	474,138	1,000
Limited Partners’ Capital	517,007	—

Total Partners’ Capital	991,145	1,000

TOTAL LIABILITIES & PARTNERS’ CAPITAL	$1,502,357	$2,311

See accompanying notes.

The Beacon Financial Futures Fund, L.P.

Schedule of Investments

September 30, 2005 (Unaudited)

Description	Value	% of Partners’ Capital
Futures Contracts – Domestic
Currencies	$8,911	0.90%
Interest Rate Instruments	22,922	2.31%

Net Unrealized Gain on Open Futures Contracts	$31,833	3.21%

See accompanying notes.

The Beacon Financial Futures Fund, L.P.

Statements of Operations

For the Three Months Ended September 30, 2005 and 2004 and the Nine Months Ended September 30, 2005

and the Period from April 6, 2004 through September 30, 2004 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30, 2005	Period from April 6, 2004 through September 30, 2004
	2005	2004
Income
Trading Gains and Losses
Change in Unrealized	$19,996	$—	$31,833	$—
Realized	(7,453)	—	(30,347)	—
Brokerage Commissions	(1,133)	—	(1,977)	—

Total Trading Gains and Losses	11,410	—	(491)	—

Investment Income
Interest Income	8,424	—	15,753	—

Expenses

Fixed Asset Fee	15,548	—	25,998	—
Professional Fees	12,926	—	21,075	—
Operating Expenses	2,709	—	4,162	—
Offering Expenses	375		375

Total expenses before reimbursement of expenses	31,558	—	51,610	—
Less: reimbursement of expenses	(6,900)	—	(13,800)	—

Net Expenses	24,658	—	37,810	—

Net Investment Loss	(16,234)	—	(22,057)	—

Net Loss	$(4,824)	$—	$(22,548)	$—

Net loss per General and Limited Partner Unit (Based on weighted average number of units outstanding during the period)	$(4.67)	$—	$(22.40)	$—

Decrease in Net Asset Value per General Partner and Limited Partner Unit	$(4.67)	$—	$(22.40)	$—

See accompanying notes.

The Beacon Financial Futures Fund, L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2005 and the Period from April 6, 2004 through September 30, 2004 (Unaudited)

	Partners’ Capital
	General		Limited		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2005
Balances at Dec 31, 2004	1.00	$1,000	—	$—	1.00	$1,000
Net Loss for the Nine Months Ended September 30, 2005		(22,555)		7		(22,548)
Additions	999.00	999,000	528.85	517,000	1,527.85	1,516,000
Redemptions	515.00	503,307	—	—	515.00	503,307

Balances at September 30, 2005	485.00	$474,138	528.85	$517,007	1,013.85	$991,145

Period Ended September 30, 2004
Balances at April 6, 2004	—	$—	—	$—	—	$—
Net Income for the Period Ended September 30, 2004		—		—		—
Additions	1.00	1,000	—	—	1.00	1,000
Redemptions	—	—	—	—	—	—

Balances at September 30, 2004	1.00	$1,000	0.00	$—	1.00	$1,000

The Beacon Financial Futures Fund, L.P.

Net Asset Value Per General and Limited Partner Unit

September 30, 2005	December 31, 2004	September 30, 2004	December 31, 2003
$ 977.60	$1,000.00	$1,000.00	n/a

See accompanying notes.

The Beacon Financial Futures Fund, L.P.

Financial Highlights

For the Three Months Ended September 30, 2005 and 2004 (Unaudited)

	Three Months Ended
	September 30, 2005	September 30, 2004
Per Unit Performance
Number of units outstanding during the period	1,010.18

Net Asset Value per unit at the beginning of the period	$982.27	$1,000.00

Income
Trading Gains and Losses	11.48	—
Investment Income
Interest Income	8.37	—

Expenses
Fixed Asset Fee	(15.43)	—
Other Expenses	(9.09)	—

Total Expenses	(24.52)	—

Net Investment Loss	(16.15)	—

Net Loss per Unit	(4.67)	—

Net Asset Value per unit at the end of the period	$977.60	$1,000.00

Net investment loss as a percentage of Partners’ Capital(1)	-6.64%

Expenses as a percentage of Partners’ Capital(1)	-10.06%

Total return(2)	-0.48%

This information has been derived from information presented in the preceding financial statements. The above ratios were calculated for the partners taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner’s capital account, which may vary from these ratios based on the timing of capital transactions and different fee arrangements (see Note 2).

(1)	Annualized, including certain one time expenses incurred during the initial operating period for the fund.
(2)	Not annualized.

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

During the period from April 6, 2004 to June 30, 2005, the General Partner deposited funds with the Partnership for the Partnership’s SEC and NASD registration fees. At December 31, 2004, $1,311, was due from the Partnership to the General Partner, representing the difference between funds deposited and fees paid by the Partnership.

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

C. Method of Reporting

The Partnership’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates and assumptions made by the Partnership’s management. Actual results could differ from the estimates. Gains or losses are realized when contracts are liquidated. The specific contracts liquidated are determined by the clearing broker (in most cases on a First In First Out basis). Net unrealized gains or losses on open contracts (the difference between contract trade price and quoted market price) are reflected in the statement of financial condition. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. The majority of the Partnership’s positions are exchange-traded futures contracts, which are valued daily at settlement prices published by the exchanges. Any spot and forward foreign currency contracts held by the Partnership are valued at published daily settlement prices or at dealers’ quotes. Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

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

The Partnership pays separately brokerage fees, NFA, exchange and clearing fees which have been estimated at 0.50% annually of the net asset value.

The Partnership makes an incentive allocation equal to 20% of trading profits to the capital account of the General Partner each quarter. Trading profits includes net new profits (realized and unrealized), excluding interest income, decreased by monthly brokerage fees and other operating expenses, with these items determined from the end of the last period for which an incentive allocation was earned. Extraordinary expenses of the Partnership, if any, are not deducted in determining trading profits. If the Partnership makes an incentive allocation and the Partnership fails to earn new trading profits for any subsequent period, the General Partner’s capital account will retain the incentive allocation previously made. However, the Partnership will not make any subsequent incentive allocation until these losses have been recovered and the Partnership has earned new trading profits.

Note 3. DEPOSITS WITH BROKERS

The Partnership deposits funds with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such brokers. The Partnership earns interest income on its cash deposited with the brokers.

Note 4. OPERATING EXPENSES

The Partnership pays all of its own direct legal, accounting, administrative, filing, reporting and data processing expenses. The General Partner has estimated that operating expenses range between 0.18% and 0.60% of net assets on an annual basis depending on the size of the Partnership. The Partnership will not pay more than 0.50% of net assets in annual audit fees provided the Partnership has not issued more than $5 million in subscriptions. Any excess audit fees are reimbursed by the General Partner. As of September 30, 2005, accounts receivable includes $13,800 that is due from the General Partner.

Note 5. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. In general, units may be purchased at the net asset value, as of the last day of each month or on any other date as determined by the General Partner. The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital as of the end of any month, subject to restrictions in the Limited Partnership Agreement. Limited Partners withdrawing before the beginning of the seventh month of their investment will be charged a redemption fee of 4% of the net asset value at which they are redeemed. Limited Partners withdrawing between the start of the seventh and end of the 11th month of their investment will be charged a redemption fee of 3% of the net asset value at which they are redeemed. No redemption fee is charged on units redeemed after 11 full months from the effective date of purchase. The foregoing charges are paid to the General Partner. Unpaid withdrawals are considered redemptions payable.

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

The net unrealized gain on open futures contracts is comprised of the following:

Futures Contracts (exchange traded) September 30, 2005
Gross unrealized gains	$31,833
Gross unrealized losses	0

Net unrealized gain	$31,833

Open contracts generally mature within three months; as of September 30, 2005, the latest maturity date for open futures contracts is December 2005. However, the Partnership intends to close all contracts prior to maturity.

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

The amount of required margin and good faith deposits with the broker usually range from 9% to 17% of Net Asset Value. As of September 30, 2005, the Partnership maintained broker cash balances of $957,852 (which is net of redemptions payable of $388,802) to satisfy such requirements, which equals 97% of Net Asset Value.

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

Note 8. INTERIM FINANCIAL STATEMENTS

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form S-1 Registration Statement as filed with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

On May 13, 2005 the General Partner purchased 999 units bringing its total investment up to 1,000 units and enabling the Partnership to commence trading operations on May 16, 2005. From May 16, 2005 through September 30, 2005, the Partnership sold 528.85 units of limited partnership interest. The continuing offering has commenced and will be ongoing. The General Partner withdrew 15 and 500 units on August 30, 2005 and September 30, 2005, respectively.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2005

Sector	%Gain (loss)
Currencies	1.57%
Interest Rates	-0.39%
Total	1.18%

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

The Fund posted a loss for July. The currency sector posted a gain as the Japanese yen, Swiss franc, and British pound all moved lower in value relative to the dollar, extending their long-term trends. The Australian dollar reversed direction early in the month, resulting in a modest loss. The Canadian dollar was more volatile, also resulting in a small loss. The interest rate sector was marked by uneven performance. Eurodollars continued their downward trend as prices moved steadily lower in July, reflecting rising interest rates in the United States, yielding solid profits. These gains were countered by losses in the longer term interest rate contracts which were marked by trend reversals, as prices fell in July, putting an end to 3 months of upward price movement.

The Fund posted a loss for August. The currency sector posted a small net gain led by the Canadian dollar, which continued a trend toward higher prices. Those gains were partially offset by losses in the remaining currencies, all of which rose briefly at the beginning of the month and then declined in response to a stronger dollar. The interest rate sector incurred a net loss for the month. The Eurodollar market was the largest contributor to this loss, as the market exhibited substantial volatility. Coming off a trend toward lower prices, Eurodollar prices reversed at the start of the month, and spiked higher. This price increase reflected the market’s expectation that the Federal Reserve would lower short-term interest rates in the near-term. The remaining interest rate contracts incurred similar but smaller losses as longer-term rates moved in tandem with short-term rates.

The Fund posted a gain for September. The currency sector posted a gain led by the Canadian dollar which traded to a high price relative to the U.S. dollar reflecting the value of its natural resources coupled with the strength of its economy. The other major foreign currencies traded lower relative to the U.S. dollar. The interest rate sector also posted a gain for the month led by the Eurodollar market, as the trend toward higher U.S. interest rates resumed. The price decline reflected the market’s expectation that the Federal Reserve would continue to raise short-term interest rates during the final months of the year. The remaining interest rate contracts generally traded to lower prices and higher yields in sympathy with the short-term rates.

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

THE PARTNERSHIP’S TRADING CAPITAL AT RISK IN DIFFERENT MARKET SECTORS

Value at Risk and Trading Gains/Losses by Sector

For the Three Months Ended September 30, 2005

	September 30, 2005
Sector	Value At Risk	Rate of Return
Currencies	-0.35%	1.57%
Interest Rates	-0.43%	-0.39%
Entire Portfolio	-0.44%	1.18	% [1]

[1]	Of the return for the three months ended September 30, 2005, approximately 1.18% was due to trading gains net of commissions and approximately 0.86% due to interest income and approximately (2.51%) due to fees and operating costs borne by the Partnership giving a net return of (0.48%).

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

The primary risk exposures of the Partnership as of September 30, 2005 were exchange rate and interest rate risk. The factors that can influence these rates can be domestic or foreign (primarily the G-7 countries) and include (but are not limited to) changes in government fiscal policy, changes in the balance of trade, changes in inflation rates and improvement or degradation of the overall economy.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

None

Item 5. Other Information

Karen L. Zaramba is no longer with Beacon Management Corporation effective September 15, 2005.

Item 6. Exhibits.

See attached exhibit list.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2005.

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