Form 10-K
period 2005-12-31
BEACON FINANCIAL FUTURES FUND LP
filed 2006-03-31
CIK 1287031

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

Commission File Number 33-115353

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

THE BEACON FINANCIAL FUTURES FUND, L.P.

(Exact name of Registrant as specified in its charter)

DELAWARE	20-0963234
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

116 Village Boulevard, Suite 210 Princeton, New Jersey	08540

Registrant’s telephone number, including area code: 609-514-1801

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Units of Limited Partnership Interest

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:     Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:     Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

The Registrant has no voting common equity. The aggregate market value of Limited Partnership Units held by non-affiliates of the Registrant as of June 30, 2005 was $10,000. For purposes of this disclosure, units held by officers or principals of the General Partner have been excluded because such persons may be deemed affiliates. This determination is not necessarily conclusive.

Total number of pages: 28 plus exhibits

DOCUMENTS INCORPORATED BY REFERENCE - Prospectus dated May 13, 2005 included within the Registration Statement on Form S-1 (File No. 333-115353), incorporated by reference into Parts I, II, III and IV.

PART I

Item 1. Business

The Beacon Financial Futures Fund, L.P. (the “Partnership” or “Registrant”) is a Delaware limited partnership, which operates as a commodity investment pool. The Partnership was organized on April 6, 2004 to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options on futures contracts and forward contracts. The Partnership’s limited partnership agreement provides, among other things, that the Partnership shall dissolve no later than December 31, 2052.

Beacon Management Corporation (USA), the general partner and trading advisor of the Partnership (the “General Partner”), is registered as a commodity pool operator and commodity trading advisor with the National Futures Association (the “NFA”), an industry self regulatory organization. In addition to making all trading decisions in its capacity as trading advisor, Beacon Management Corporation (USA) conducts and manages all aspects of business and administration of the Partnership in its role as General Partner. UBS Financial Services currently serves as the Partnership’s sole clearing broker. The Partnership may also use Man Financial as an additional clearing broker.

The Partnership originally filed a registration statement with the U.S. Securities and Exchange Commission for the sale of a minimum of $1,000,000 and a maximum of $200,000,000 in Units of Limited Partnership Interest at $1,000 each, which registration statement was effective on May 13, 2005. Since May 16, 2005, Units of Limited Partnership Interest of the Partnership have been offered on an ongoing basis during the Partnership’s continuing offering period. During the continuing offering period, subscriptions are accepted monthly and proceeds are transferred to bank and brokerage accounts for trading purposes. The Unit selling price during the continuing offering period is the net asset value per unit as of the last business day of the month in which the subscription is accepted.

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

During the period from April 6, 2004 to June 30, 2005, the General Partner deposited funds with the Partnership for the Partnership’s SEC and NASD registration fees. At December 31, 2004, $1,311 was due from the Partnership to the General Partner, representing the difference between funds deposited and fees paid by the Partnership. The Partnership reimbursed the General Partner in September 2005.

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

Operations

A description of the business of the Partnership, including trading approach, rights and obligations of the Partners, and compensation arrangements is contained in the Prospectus under “Summary,” “Risk Factors,” “The General Partner,” “Conflicts of Interest” and “Charges to the Partnership,” and such description is incorporated herein by reference from the Prospectus.

The Partnership conducts its business in one industry segment, the speculative trading of futures, forwards and swap contracts. The Partnership is a market participant in the “managed futures” industry. The managed futures industry has grown substantially in the previous ten years. Market participants include all types of investors, such as corporations, employee benefit plans, individuals and foreign investors. Service providers of the managed futures industry include (a) pool operators, which conduct and manage all aspects of trading funds (except trading decisions), such as the Partnership, (b) trading advisors, which make the specific trading decisions, and (c) commodity brokers, which execute and clear the trades pursuant to the instructions of the trading advisor. The Partnership has no employees, and does not engage in the sale of goods or services.

The Partnership engages in financial instrument trading in approximately 10 financial instrument contracts on domestic markets. All of the Partnership’s assets are currently allocated to the Enhanced Financial program which is concentrated in the financial markets such as interest rates and currency. As of December 2005, the Partnership’s risk allocations (as measured by Value at Risk (“VaR”)) were -0.25% and -1.33% in interest rate and currency markets, respectively. The contracts traded by the Partnership will fluctuate from time to time.

The Partnership may, in the future, experience increased competition for the futures and other contracts in which it trades. Beacon Management Corporation (USA) will recommend similar or identical trades for other accounts under its management. Such competition may also increase due to the widespread utilization of computerized methods similar to those used by Beacon Management Corporation (USA).

Item 1A. Risk Factors.

The Partnership has a limited operating history. As a consequence, potential investors are therefore unable to consider a long period of past performance results in making a decision whether to subscribe for Partnership units.

The Partnership relies on the General Partner and therefore does not obtain any potential benefit from outside managers. The General Partner will make all material management and trading decisions for the partnership. The General Partner cannot assure you that the management decisions it makes for the trading program it employs will be profitable for the Partnership or will not result in losses.

Item 2. Properties.

The Partnership does not use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts and cash.

Item 3. Legal Proceedings.

Beacon Management Corporation (USA) is not aware of any material legal proceedings to which the Partnership is a party or to which any of its assets are subject.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of limited partners during the fiscal year 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established market for the Units of Limited Partnership. The Units are offered on a best efforts basis by both representatives of the General Partner and certain broker-dealers. An offering on a best-efforts basis is one in which the securities dealers participating in the offering are under no obligation to purchase any of the securities being offered and, therefore, no specified number of securities are guaranteed to be sold and no specified amount of money is guaranteed to be raised. As of December 31, 2005, there were 9 Partners in the Partnership and 1,069.31 Units of Limited Partnership Interest outstanding.

Beacon Management Corporation (USA) has sole discretion in determining what distributions, if any, the Partnership will make to its Unit holders. Beacon Management Corporation (USA) has not made any distributions as of the date hereof.

The Partnership has no securities authorized for issuance under any equity compensation plans.

The following table shows for the periods indicated the high and low sales prices for units:

	HIGH	LOW
May 16, 2005 – June 30, 2005:	$1,000.00	$982.27
July 1, 2005 – September 30, 2005:	$981.10	$967.03
October 1, 2005 – December 31, 2005:	$1,012.51	$989.38

Item 6. Selected Financial Data.

For the Year Ended December 31, 2005
Gains (losses) from trading	31,762
Interest income	26,190
Total expenses	64,602
Net income (loss)	(6,650)

As of December 31, 2005
Total assets	$1,084,631
Total partners’ capital	1,062,044

SUPPLEMENTARY FINANCIAL INFORMATION

The following summarized quarterly financial information presents the Partnership’s results of operations for the period May 16 through June 30, 2005 and the three month periods ending September 30 and December 31, 2005.

	May 16 through June 30, 2005	3rd Quarter 2005	4th Quarter 2005
Gains (losses) from trading	$(11,901)	$11,411	$32,251
Total income (loss)	(4,571)	19,834	42,688
Net income (loss)	(17,725)	(4,823)	15,898

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The offering of its Units of Limited Partnership Interest commenced on May 13, 2005 and the Partnership commenced operations on May 16, 2005. The continuing offering period commenced at the termination of the initial offering period and is ongoing.

Critical Accounting Policies

The General Partner believes that the accounting policies most critical to the Partnership’s financial condition and results of operations relate to the valuation of the Partnership’s positions. The majority of the Partnership’s positions are exchange-traded futures contracts, which are valued daily at settlement prices published by the exchanges. Any spot and forward foreign currency contracts held by the Partnership are valued at published daily settlement prices or at dealers’ quotes. Thus, the General Partner expects that under normal circumstances substantially all of the Partnership’s assets are valued on a daily basis using objective measures.

Capital Resources

The Partnership will raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets that are not operating capital or assets.

Liquidity

Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. This may affect the Partnership’s ability to initiate new positions or close existing ones or may prevent it from having orders executed. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidating unfavorable positions and subject the Partnership to substantial losses, which could exceed the margin initially committed to such trades. In general, the Partnership will be required to have 9%—17% of its assets committed to margin on deposit with the broker. In addition, even if futures prices have not moved the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place.

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

Results of Operations

The return for the year ended December 31, 2005 was -0.68%.

2005

RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2005

Sector	%Gain (loss)

Currencies	2.33%

Interest Rates	0.83%

Total	3.16%

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

The Partnership posted a loss for July. The currency sector posted a gain as the Japanese yen, Swiss franc, and British pound all moved lower in value relative to the dollar, extending their long-term trends. The Australian dollar reversed direction early in the month, resulting in a modest loss. The Canadian dollar was more volatile, also resulting in a small loss. The interest rate sector was marked by uneven performance. Eurodollars continued their downward trend as prices moved steadily lower in July, reflecting rising interest rates in the United States, yielding solid profits. These gains were countered by losses in the longer term interest rate contracts which were marked by trend reversals, as prices fell in July, putting an end to 3 months of upward price movement.

The Partnership posted a loss for August. The currency sector posted a small net gain led by the Canadian dollar, which continued a trend toward higher prices. Those gains were partially offset by losses in the remaining currencies, all of which rose briefly at the beginning of the month and then declined in response to a stronger dollar. The interest rate sector incurred a net loss for the month. The Eurodollar market was the largest contributor to this loss, as the market exhibited substantial volatility. Coming off a trend toward lower prices, Eurodollar prices reversed at the start of the month, and spiked higher. This price increase reflected the market’s expectation that the Federal Reserve would lower short-term interest rates in the near-term. The remaining interest rate contracts incurred similar but smaller losses as longer-term rates moved in tandem with short-term rates.

The Partnership posted a gain for September. The currency sector posted a gain led by the Canadian dollar which traded to a high price relative to the U.S. dollar reflecting the value of its natural resources coupled with the strength of its economy. The other major foreign currencies traded lower relative to the U.S. dollar. The interest rate sector also posted a gain for the month led by the Eurodollar market, as the trend toward higher U.S. interest rates resumed. The price decline reflected the market’s expectation that the Federal Reserve would continue to raise short-term interest rates during the final months of the year. The remaining interest rate contracts generally traded to lower prices and higher yields in sympathy with the short-term rates.

The Partnership posted a gain for October. The currency sector posted a gain led by the Japanese yen which traded to a lower price relative to the U.S. dollar continuing a trend that began in January 2005. The yen has declined nearly 14% since the beginning of the year. The other major foreign currencies had relatively modest fluctuations to the U.S. dollar. The interest rate sector also posted a gain for the month. The Eurodollar market was the largest contributor to this gain, as the trend toward higher U.S. interest rates continued. The price decline reflected the market’s expectation that the Federal Reserve would continue to raise short-term interest rates during the final months of the year. The remaining interest rate contracts generally traded to lower prices, higher yields in sympathy with the short-term rates.

The Partnership posted a gain for November. The currency sector posted a gain led by the Japanese yen which continuing a decline of almost 17% relative to the U.S. dollar that began in January 2005. The other major foreign currencies contributed smaller gains also reflecting lower values relative to the U.S. dollar. The interest rate sector posted mixed results for the month. The Eurodollar market was profitable for the month, as the trend toward higher short-term U.S. interest rates continued. This market is reflecting the expectation that the Federal Reserve would continue to raise short-term interest rates during the months ahead. The remaining long-term interest rate contracts generally traded to higher prices, lower yields anticipating a gradual slowing of the economy and lower inflation.

The Partnership posted a loss for December. The currency sector posted a loss led by the Japanese yen. The Japanese yen traded to a higher price relative to the U.S. dollar for the first time in 2005. After declining nearly 17% since the beginning of the year, the yen increased in value by nearly 5% during December. Among the other major foreign currencies, the British pound gained slightly relative to the U.S. dollar and the others were virtually unchanged. The interest rate sector also posted a loss for the month. The Eurodollar market was slightly profitable for the month, as the trend toward higher short-term U.S. interest rates abated. This market is reflecting the expectation that the Federal Reserve will not continue to raise short-term interest rates during the months ahead. The remaining interest rate contracts generally traded to higher prices, lower yields anticipating a slowing economy and lower inflation.

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Partnership trades in futures and forward contracts and may therefore become a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Partnership at the same time, and if the General Partner was unable to offset such positions, the Partnership could experience substantial losses. The General Partner accesses daily positions and profit and loss summaries for the Partnership and employs various measures to monitor draw-downs, market diversification and leverage.

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

In the case of forward and swap contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. Beacon Management Corporation (USA) trades for the Partnership only with those counterparties which it believes to be creditworthy. All positions of the Partnership are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Partnership.

Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value

The Partnership invests in futures and forward contracts. The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

INTRODUCTION

Past Results Not Necessarily Indicative of Future Performance.

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

Quantifying the Partnership’s Trading Value at Risk

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

The Partnership’s risk exposure in the various market sectors traded by the Partnership is quantified below in terms of Value at Risk (“VaR”). The Partnership estimates VaR using a model based on historical simulation (with a confidence level of 97.5%) which involves constructing a distribution of hypothetical daily changes in the value of the trading portfolio. The VaR model takes into account linear exposures to risks, including equity and commodity prices, interest rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors to which the portfolio is sensitive. The one day 97.5 confidence level of the Partnership’s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 40 trading days or one day in 40. VaR typically does not represent the worst case outcome.

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

THE PARTNERSHIP’S TRADING CAPITAL AT RISK IN DIFFERENT MARKET SECTORS

Value at Risk and Trading Gains/Losses by Sector

For the Three Months Ended December 31, 2005

	December 31, 2005
Sector	Value At Risk	Rate of Return

Currencies	-1.33%	2.33%

Interest Rates	-0.25%	0.83%

Entire Portfolio	-1.33%	3.16%[1]

[1]	Of the return for the three months ended December 31, 2005, approximately 3.16% was due to trading gains net of commissions, 1.02% due to interest income, and (-2.59%) due to fees and operating costs borne by the Partnership giving a net return of (1.60%).

Material Limitations on Value at Risk as an Assessment of Market Risk

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

The primary risk exposures of the Partnership as of December 31, 2005 are exchange rate and interest rate risk. The factors that can influence these rates can be domestic or foreign (primarily the G-7 countries) and include (but are not limited to) changes in government fiscal policy, changes in the balance of trade, changes in inflation rates and improvement or degradation of the overall economy.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2005.

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

Item 8. Financial Statements and Supplementary Data

Financial statements meeting the requirements of Regulation S-X appear beginning on Page 18 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective August 1, 2005, the Partnership engaged Altschuler, Melvoin and Glasser LLP (“AM&G”) as the Company’s principal accountants to audit the Partnership’s financial statements for the year ending December 31, 2005. AM&G replaced Deloitte & Touche LLP (“Deloitte”), which had previously been engaged for the same purpose, and whose dismissal was effective July 15, 2005. The decision to change the Partnership’s principal accountants was approved by the Partnership’s General Partner on July 8, 2005.

The report of Deloitte on the Partnership’s financial statements of financial condition as of April 12, 2004 and December 31, 2004 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the period from April 12, 2004 through December 31, 2004 and in the subsequent interim period through July 8, 2005, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with their respective report on the financial statements for such period.

During the period from April 12, 2004 through December 31, 2004, and in the subsequent interim period through August 1, 2005, neither the Partnership nor anyone on its behalf consulted AM&G regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements, nor had AM&G provided to the Partnership a written report or oral advice regarding such principles or audit opinion.

During the interim period from August 1, 2005 through December 31, 2005 and through the date hereof, there were no disagreements with AM&G on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of AM&G, would have caused it to make reference to the subject matter of the disagreements in connection with their respective report on the financial statements for such period.

The report of AM&G on the Partnership’s financial statements for the year ended December 31, 2005 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

Item 9A. Controls and Procedures

Beacon Management Corporation (USA)., the General Partner of the Partnership, with the participation of the General Partner’s chief executive officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Partnership as of the end of the period covered by this annual report. Based on their evaluation, the chief executive officer has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner’s internal control over financial reporting applicable to the Partnership identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Partnership.

Item 9B. Other Information

There was no information required to be disclosed in a report on form 8-K during the fourth quarter of 2005.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Partnership has no directors or executive officers. The Partnership has no employees. It is managed by Beacon Management Corporation (USA) in its capacity as General Partner. Beacon Management Corporation (USA) has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is 116 Village Boulevard, Suite 210 Princeton, New Jersey 08540, (609) 514-1801. Beacon Management Corporation (USA)’s directors and executive officers are as follows:

Grant W. Schaumburg, Jr., age 60, is the chairman of the General Partner. He has worked for the General Partner and affiliated firms since 1978 and began his future career as a commodity trading advisor in 1973. He participated in management consulting work for large corporations and contract research for government agencies from 1970 to 1982. He was a partner of Comtrade Associates, a commodity trading advisor that managed futures accounts from 1980 to 1982. Mr. Schaumburg served as trading systems manager for Commodities Corporation from 1982 to 1987, and also was an associated person with that firm from 1984 to 1993. He was a founder of Mount Lucas Management Corporation and Mount Lucas Index Management Corporation, and was president of these firms from their inception through July 1999. Mr. Schaumburg is registered as a commodity trading advisor and a commodity pool operator and is a member of the NFA. Mr. Schaumburg received an AB magna cum laude from Harvard College with highest honors in applied mathematics and a PhD in economics from Harvard University.

Mark S. Stratton, age 48, is the chief executive officer and president of the General Partner. He has worked for the General Partner and its affiliates since 1984, and became a principal in 1991. Mr. Stratton began his futures career in 1972 at Commodities Corporation where he was senior research associate. He was a founder of Mount Lucas Management Corporation and Mount Lucas Index Management Corporation and senior vice president of these firms from their inception through July 1999. He is responsible for operations, data processing, trading, and research, and developed the General Partner’s trade simulation, trade accounting and data processing software. Mr. Stratton attended the University of Chicago.

Thomas J. Nash, age 60, is vice president of administration for the General Partner. He joined the General Partner in 1999, and became a principal in July 2000. Prior to May 1990, he held a variety of positions with The Prudential Insurance Company of America and the Prudential Asset Management Company, including assignments involving marketing, marketing support, product development, and administration. From May 1990 until March 1999, he was a principal of Zaramba-Nash Financial Services, Inc., a consulting organization that he co-founded. Mr. Nash received a BS in Marketing from Fairleigh Dickinson University, an MBA with a concentration in finance from Seton Hall University, and has worked in the finance industry since 1963.

John W. Fryback, age 58, is director of marketing for the General Partner. He is responsible for developing and maintaining relationships with institutional clients and commodity pool operators. He joined the General Partner in January 2000, and became a principal in February 2001. Mr. Fryback has worked in the field of finance since 1971, holding various futures-related positions with Reynolds Securities, Inc. from 1976 to 1979; Elms Capital Management Corp. from 1979 to 1981; Kidder Peabody & Co. Inc. from 1981 to 1988; and Chemical Bank from 1989 to 1991. From 1991 to present, Mr. Fryback has been a registered associated person and president of Fryback Associates, Inc., a consulting firm, which markets a variety of futures products for the General Partner and its affiliates as an independent contractor. Mr. Fryback is also a registered associated person of Mount Lucas Management Corporation. Mr. Fryback received a BA in business management from Indiana University and has worked in the finance industry since 1991.

There has never been a material administrative, civil or criminal action brought against Beacon Management Corporation (USA) or any of its directors, executive officers, promoters or control persons.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the rules governing the requirements of filing Forms 3, 4 and 5 pursuant to Section 16(a) of the Exchange Act, the Partnership has determined that Beacon Management Corporation (USA), Grant W. Schaumburg, Jr., Chairman of the General Partner, and Mark S. Stratton, Chief Executive Officer and President of the General Partner were each late in filing a Form 3.

Audit Committee Financial Expert

The Board of Directors of Beacon Management Corporation (USA) has determined that Mark S. Stratton, Chief Executive Officer and President of the General Partner, qualifies as an audit committee financial expert in accordance with the applicable rules and regulations of the U.S. Securities and Exchange Commission. Mr. Stratton is not “independent” as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

Beacon Management Corporation (USA) has adopted a code of ethics for its chief executive officer and persons performing similar functions. A copy of the code of ethics may be obtained at no charge by written request to Beacon Management Corporation (USA), 116 Village Boulevard, Suite 210, Princeton, New Jersey 08540 or by calling 1-609-514-1801.

Item 11. Executive Compensation

The Partnership is managed by its general partner, Beacon Management Corporation (USA). Beacon Management Corporation (USA) receives from the Partnership a Fixed Asset Fee equal to 6.3% of the Partnership’s month-end Net Assets per year. From such 6.3% Fixed Asset Fee, Beacon Management Corporation (USA) remits 3% to the broker-dealers which engaged in the distribution of the Units in return for ongoing services to the Limited Partners. Beacon Management Corporation (USA) retains the remaining 3.3% as management fees (2% for providing advisory fees and 1.3% for acting as general partner). Beacon Management Corporation (USA) also receives a performance fee of 20% of the aggregate cumulative appreciation (if any) in Net Asset Value per unit at the end of each calendar quarter, exclusive of the appreciation attributable to interest income.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2005, 996.45 Units of Limited Partnership are owned or held by Grant W. Schaumburg, Jr. and Mark S. Stratton, the officers and directors of Beacon Management Corporation (USA). These units represent 93.2% of the class.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Grant W. Schaumburg, Jr.	511.45 Units in direct ownership investment; 242.5 Units beneficially owned through Beacon Management Corporation (USA)	70.5%
Limited Partnership Units	Mark S. Stratton	242.5 Units beneficially owned through Beacon Management Corporation (USA)	22.7%

(b)	Security Ownership of Management. As of December 31, 2005, Grant W. Schaumburg, Jr. and Mark S. Stratton indirectly owned 485.0 Units of Limited Partnership Interest having a value of $481,706 through Beacon Management Corporation (USA).

Item 13. Certain Relationships and Related Transactions

See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.

Item 14. Principal Accounting Fees and Services

(a)	Audit Fees:

The aggregate fees incurred for professional services rendered by Altschuler, Melvoin and Glasser LLP (“AM&G”) for the audit of the Partnership’s annual financial statements, for review of financial statements included in the Partnership’s Forms 10-Q and other services normally provided in connection with regulatory filing or engagements for the year ended December 31, 2005 was $30,900.

(b)	Audit Related Fees:

There were no audit related fees billed by AM&G during the year ended December 31, 2005.

(c)	Tax Fees:

AM&G has a continuing relationship with RSM McGladrey, Inc. (“RSM”), through which its partners provide non-audit services. As a result of this arrangement, AM&G has no full-time employees, and therefore, none of the audit services performed were provided by permanent full-time employees of AM&G. AM&G manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

Tax compliance services for the year ending December 31, 2005 are to be provided by RSM and relate to the preparation of U.S. and applicable state information tax returns. Tax fees for 2005 are to be billed by RSM.

The aggregate fees incurred for professional services rendered by RSM for the preparation and filing of the Partnership’s Schedule K-1’s and all necessary federal and state tax returns for the year ended December 31, 2005 was $7,000.

(d)	All Other Fees:

There were no other fees billed by AM&G during the year ended December 31, 2005.

(e)	The Board of Directors of Beacon Management Corporation (USA) approved all of the services described above. The Board of Directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	See Financial Statements beginning on page 19 hereof.

2.	Schedules:
Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

3.	Exhibits:

NUMBER	DESCRIPTION OF DOCUMENT
1.01	Form of Selling Group Manager Agreement among the Registrant, Beacon Management Corporation (USA) and Uhlmann Price Securities, LLC.*
1.02	Form of Selected Selling Agent Agreement between Uhlmann Price Securities, LLC and selling agents.*
3.01	Form of Limited Partnership Agreement of the Registrant (included as Exhibit A to the prospectus).*
10.01	Advisory Agreement between the Registrant and Beacon Management Corporation (USA)*
10.02	Customer Agreement between the Registrant and Man Financial Inc.*
10.03	Customer Agreement between the Registrant and UBS Securities.*
16.01	Letter from the Registrant’s former independent accountant, Deloitte & Touche LLP, regarding its concurrence the statements made by the registrant in its current report on Form 8-K dated July 18, 2005 concerning their dismissal as the registrant’s principal accountant.*
20.01	Form of Subscription Requirements to be executed by each purchaser of units (included as Exhibit B to the prospectus).*
20.02	Form of Subscription Agreement and Power of Attorney to be executed by each purchaser of units (included as Exhibit C to the prospectus).*
31.01	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed Previously

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2006.

The Beacon Financial Futures Fund, L.P.

By:	Beacon Management Corporation (USA). General Partner

By:	/s/ Mark S. Stratton
Mark S. Stratton
Chief Executive Officer

THE BEACON FINANCIAL FUTURES FUND, L.P.

ANNUAL REPORT

December 31, 2005

THE BEACON FINANCIAL FUTURES FUND, L.P.

INDEX

PAGES
Independent Auditors’ Reports	17 -18

Financial Statements
Statements of Financial Condition December 31, 2005 and 2004	19

Condensed Schedules of Investments December 31, 2005 and December 31, 2004 (Unaudited)	20

Statements of Operations For the Year Ended December 31, 2005 and the Period from April 12, 2004 through December 31, 2004 (Unaudited)	21

Statements of Changes in Partners’ Capital (Net Asset Value) For the Year Ended December 31, 2005 and the Period from April 12, 2004 through December 31, 2004 (Unaudited)	22

Financial Highlights
For the Year Ended December 31, 2005 and the Period from April 12, 2004 through December 31, 2004 (Unaudited)	23

Notes to Financial Statements	24 -27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the General Partner and Unit Holder of

The Beacon Financial Futures Fund, L.P.

Princeton, New Jersey

We have audited the accompanying statement of financial condition of The Beacon Financial Futures Fund, L.P. (the “Fund”) as of December 31, 2004. This financial statement is the responsibility of the Fund’s management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement of financial condition is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement of financial condition. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement of financial condition presentation. We believe that our audit of the statement of financial condition provides a reasonable basis of our opinion.

In our opinion, such statement of financial condition presents fairly, in all material respects, the financial position of the Fund as of December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Princeton, New Jersey

February 3, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners of

The Beacon Financial Futures Fund, L.P.

We have audited the accompanying statement of financial condition of The Beacon Financial Futures Fund, L.P. (the “Fund), including the condensed schedule of investments, as of December 31, 2005 and the related statements of operations and changes in partners’ capital, and the financial highlights for the year then ended. These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of The Beacon Financial Futures Fund, L.P. as of December 31, 2005 and the results of its operations and changes in its partners’ capital, and the financial highlights for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois

March 20, 2006

The Beacon Financial Futures Fund, L.P.

Statements of Financial Condition

December 31, 2005 and 2004

	December 31, 2005	December 31, 2004
ASSETS
Equity in Brokerage Accounts
Cash	$1,022,740	$—
Net Unrealized Gain on Open Futures Contracts	2,187	—

Total Equity in Brokerage Accounts	1,024,927	—

Other Cash	32,665	2,311
Escrow Accounts Receivable	10,000
Accounts Receivable	14,203	—
Other Assets	2,836	—

TOTAL ASSETS	$1,084,631	$2,311

LIABILITIES & PARTNERS’ CAPITAL
Liabilities
Accrued Expenses	$17,052	$—
Accrued Commissions	115	—
Fixed Asset Fee Payable	5,420	—
Payable to General Partner	—	1,311

Total Liabilities	22,587	1,311

Partners’ Capital
General Partner’s Capital	481,706	1,000
Limited Partners’ Capital	580,338	—

Total Partners’ Capital	1,062,044	1,000

TOTAL LIABILITIES & PARTNERS’ CAPITAL	$1,084,631	$2,311

See Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Condensed Schedules of Investments

December 31, 2005 and December 31, 2004 (Unaudited)

	December 31, 2005		December 31, 2004
Description	Value	% of Net Asset Value	Value	% of Net Asset Value
			(Unaudited)
LONG FUTURES CONTRACTS
Currencies	$(2,900)	-0.27%	$—	—

Total long futures contracts	(2,900)	-0.27%	—	—

SHORT FUTURES CONTRACTS
Currencies	6,866	0.65%	—	—
Interest rates	(1,780)	-0.17%	—	—

Total short futures contracts	5,087	0.48%	—	—

Total futures contracts	$2,187	0.21%	$—	—

See Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Statements of Operations

For the Year Ended December 31, 2005 and the Period from April 12, 2004 through December 31, 2004 (Unaudited)

	Year Ended December 31, 2005 (1)	Period from April 12, 2004 through December 31, 2004(2)
		(Unaudited)
Trading Gains and Losses
Change in Unrealized	$2,187	$—
Realized	32,106	—
Brokerage Commissions	(2,531)	—

Total Trading Gains and Losses	31,762	—

Investment Income
Interest Income	26,190	—

Total Investment Income	26,190	—

Total Income	57,952	—

Expenses
Fixed Asset Fee	42,238	—
Professional Fees	28,014	—
Operating Expenses	9,519	—
Offering Expenses	2,500

Total expenses before reimbursement of expenses	82,271	—

Less: reimbursement of expenses	17,669	—

Net Expenses	64,602	—

Net Investment Loss	(38,412)	—

Net Income (Loss)	$(6,650)	$—

Net Income (Loss) per General and Limited Partner Unit (Based on weighted average number of units outstanding during the period)	$(6.79)	$—

Income (Decrease) in Net Asset Value per General Partner and Limited Partner Unit	$(6.79)	$—

(1)	For the period from May 16, 2005 (commencement of operations) to December 31, 2005, including certain one time expenses incurred during the initial operating period for the Partnership.
(2)	The Partnership’s operations did not commence until May 16, 2005 and as such there were no operations or changes in partners’ capital for the period April 12, 2004 through December 31, 2004.

See Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Statements of Changes in Partners’ Capital

For the Year Ended December 31, 2005(1) and the Period from April 12, 2004 through December 31, 2004(2) (Unaudited)

	Partners’ Capital
	General		Limited		Total
	Units	Amount	Units	Amount	Units	Amount
Initial General Partner Additions on April 12, 2004	1.00	$1,000	—	$—	1.00	$1,000

Balances at December 31, 2004	1.00	1,000	—	—	1.00	1,000
Net Income (Loss) for the Year Ended December 31, 2005		(14,988)		8,338		(6,650)
Additions	999.00	999,000	584.31	572,000	1,583.31	1,571,000
Redemptions	(515.00)	(503,306)	—	—	(515.00)	(503,306)

Balances at December 31, 2005	485.00	$481,706	584.31	$580,338	1,069.31	$1,062,044

(1)	For the period from May 16, 2005 (commencement of operations) to December 31, 2005, including certain one time expenses incurred during the initial operating period for the Partnership.
(2)	The Partnership’s operations did not commence until May 16, 2005 and as such there were no operations or changes in partners’ capital for the period April 12, 2004 through December 31, 2004.

The Beacon Financial Futures Fund, L.P.

Net Asset Value Per General and Limited Partner Unit

December 31, 2005	December 31, 2004
$993.20	$1,000.00

See Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Financial Highlights

For the Year Ended December 31, 2005 and the Period from April 12, 2004 through December 31, 2004 (Unaudited)

	Year Ended December 31, 2005 (1)	Period From April 12, 2004 through December 31, 2004 (2)
		(Unaudited)
Per Unit Performance

Net Asset Value per unit at the beginning of the period	$1,000.00	$1,000.00

Income
Trading Gains and Losses	31.10	—
Investment Income
Interest Income	25.86	—

Expenses
Fixed Asset Fee	(41.69)	—
Other Expenses	(22.06)	—

Total Expenses	(63.75)	—

Net Investment Loss	(37.89)	—

Net Loss per Unit	(6.79)	—

Net Asset Value per unit at the end of the period	$993.20	$1,000.00

Net investment loss as a percentage of Partners’ Capital(3)	-5.77%

Expenses as a percentage of Partners’ Capital(3)	-9.69%

Total return(2)(4)	-0.68%

This information has been derived from information presented in the preceding financial statements. The above ratios were calculated for the partners taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner’s capital account, which may vary from these ratios based on the timing of capital transactions and different fee arrangements (see Notes to the Financial Statements Note 2).

(1)	For the period from May 16, 2005 (commencement of operations) to December 31, 2005, including certain one time expenses incurred during the initial operating period for the Partnership.
(2)	The Partnership’s operations did not commence until May 16, 2005 and as such there were no operations or changes in partners’ capital for the period April 12, 2004 through December 31, 2004.
(3)	Annualized for the period from May 16, 2005 (commencement of operations) to December 31, 2005.
(4)	Not annualized.

See Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Notes to the Financial Statements as of December 31, 2005 and

December 31, 2004 (Unaudited)

Note 1: Nature of Operations and Significant Accounting Policies

Nature of Operations: The Beacon Financial Futures Fund, L.P. (a Delaware limited partnership) (the “Partnership”) was organized on April 6, 2004 to engage in speculative trading of a diversified portfolio of commodity interests including futures, options on futures and forward contracts. The Partnership’s limited partnership agreement provides, among other things, that the Partnership shall dissolve no later than December 31, 2052. Beacon Management Corporation, the general partner of the Partnership (the “General Partner”), is registered as a commodity pool operator and commodity trading advisor with the National Futures Association (the “NFA”), an industry self regulatory organization. UBS Securities and Man Financial, Inc. will initially serve as the Partnership’s clearing brokers. The General Partner conducts and manages the business of the Partnership. The General Partner is also the commodity trading advisor of the Partnership. The General Partner made an investment in the Partnership equal to, and will maintain its interest in, the capital of the Partnership at no less than the greater of: (a) 1% of the total investments in the Partnership by all Partners and (b) $25,000. These contributions by the General Partner need not exceed the amount described above and are evidenced by units of General Partnership Interest (“Unit(s) of General Partnership Interest”). The Partnership was initially capitalized by the General Partner on April 12, 2004 through the contribution of $1,000 in exchange for one unit of Partnership interest. The General Partner and each limited partner will share in the profits and losses of the Partnership in proportion to their respective ownership interests. On March 30, 2005, the General Partner made an additional contribution of $999,000 in exchange for 999 units of partnership interest. The Partnership commenced operations on May 16, 2005. On August 31, 2005, the General Partner redeemed $14,505 of its investment in the Partnership and on September 30, 2005, the General Partner redeemed $488,802 of its investment in the Partnership. During the period from April 6, 2004 (date of organization) to December 31, 2004, the General Partner deposited $37,340 with the Partnership for the Partnership’s SEC and NASD registration fees. The fees actually incurred related to these registrations were $36,029 and at December 31, 2004, $1,311 was due from the Partnership to the General Partner. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government, which regulates most aspects of the commodity futures industry; rules of the NFA; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades. As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Significant Accounting Policies: The following are the significant accounting policies of the Partnership.

Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Valuation—The majority of the Partnership’s positions are exchange-traded futures contracts, which are valued daily at settlement prices published by the exchanges. Any spot and forward foreign currency contracts held by the Partnership are valued at published daily settlement prices or at dealers’ quotes.

Deposits with Brokers—The Partnership deposits funds with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such brokers. The Partnership earns interest income on its cash deposited with the brokers.

Income Recognition—Purchases and sales of futures, options on futures, and forward contracts are recorded on the trade date, and open contracts are reflected at market value with the change in unrealized gains (losses) from one period to the next recorded in the statement of operations. Gains or losses are realized when contracts are liquidated. The specific contracts liquidated are determined by the clearing broker (in most cases on a FIFO basis). Net unrealized gains or losses on open contracts (the difference between contract trade price and quoted market price) are reflected in the statement of financial condition. Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

The Beacon Financial Futures Fund, L.P.

Notes to the Financial Statements as of December 31, 2005 and

December 31, 2004 (continued)

Net Asset Value for purposes of both financial reporting and calculation of redemption value, the “net asset value” of a unit is an amount equal to the Partnership’s net assets allocated to capital accounts represented by units, divided by the number of units outstanding. “Net assets” means the total assets of the Partnership, including all cash and cash equivalents, accrued interest and amortization of original issue discount, and the market value of all open futures contracts, options on futures contracts, forward contracts, and other assets of the Partnership, less the total liabilities of the Partnership, including, but not limited to, brokerage, incentive allocations, management fees, interest payable and extraordinary expenses.

Escrow Accounts Receivable—Represents deposits from escrow agent.

Organization and Offering Expenses—Organizational and Offering costs were paid by Uhlmann Price Securities, LLC (the “Selling Group Manager”) and the General Partner. The Selling Group Manager and the General Partner will not be reimbursed by the Partnership for such costs.

Income Taxes—The Partnership is a partnership for federal income tax purposes and Partnership income or loss will be includable in the income tax returns of the individual partner.

Note 2: Unit Transactions

Limited partners may purchase units of the Partnership upon approval by the General Partner at the net asset value, as of the last day of each month or on any other date as determined by the General Partner. After holding the units for eleven months, limited partners may require the Partnership to redeem some or all of their units at the net asset value, as of the last day of each month without a redemption charge. Any units redeemed before the holder has been a limited partner for six months will be assessed a redemption charge equal to 4 percent of the net asset value per unit on the date of such redemption and units redeemed after six but within eleven months will be assessed a 3 percent redemption charge. Redemption charges will be paid by the redeeming limited partner to the General Partner. Unpaid withdrawals are considered redemptions payable.

Note 3: Partnership Fees and Expenses

Fixed Asset Fee: The Partnership pays the General Partner a fixed, monthly Fixed Asset Fee of 0.525%, or 6.30% annually, of the Partnership’s monthly net asset value. Out of this Fixed Asset Fee, the General Partner pays all introducing, initial and ongoing servicing fees, management fees, trading advisory fees and any other transaction costs of the Partnership except brokerage fees, NFA, exchange and clearing fees, which are paid separately by the partnership and are estimated at 0.50% annually of net asset value. The General Partner retains any excess amount. Included in the Fixed Asset Fee are the following amounts that are earned by the General Partner and Uhlmann Price Securities, LLC, the Selling Group Manager.

•	Management Fee—paid monthly to the General Partner at a rate of 1/12th of 1.3% of the Partnership’s monthly net asset value.

•	Trading Advisory Fee—paid monthly to the General Partner at a rate of 1/12th of 2.0% of the Partnership’s monthly net asset value.

•	Selling Agent Service Fee—fee to compensate distributors of the units for the Partnership for costs incurred in the distribution of Partnership units. Such distribution costs may include commissions, payments to sales agents, promotional materials, overhead allocations and interest. The selling agent service fee is paid monthly by the Partnership at a rate of 1/12thof 3% of the Partnership’s monthly net asset value. For the first 12 months after the sale of such units, the selling agent service fee is paid monthly by the Partnership to the General Partner, as reimbursement to the General Partner for amounts advanced by the General Partner to the selling agent at the time of the sale of such units. Commencing with the 13th month after the sale of such units, the selling agent service fee is paid to the selling agent.

The Beacon Financial Futures Fund, L.P.

Notes to the Financial Statements as of December 31, 2005 and

December 31, 2004 (continued)

Incentive Fees: The Partnership makes an incentive allocation equal to 20% of trading profits to the capital account of the General Partner each quarter. Trading profits means the net new profits (realized and unrealized), excluding interest income, decreased by monthly Fixed Asset Fee and other operating expenses that are chargeable to the Partnership’s net assets, with these trading profits and items of decrease determined from the end of the last period for which an incentive fee was earned. Extraordinary expenses of the Partnership, if any, are not deducted in determining trading profits. If the Partnership makes an incentive allocation and the Partnership fails to earn new trading profits for any subsequent period, the General Partner’s capital account will retain the incentive allocation previously made. However, the Partnership will not make any subsequent incentive allocation until these losses have been recovered and the Partnership has again earned new trading profits.

Other Operating Expenses: The Partnership pays all of its own direct legal, accounting, administrative, filing, reporting and data processing expenses. The Partnership will not pay more than 0.50% of net assets in annual audit fees provided the Partnership has not issued more than $5 million in subscriptions. Any excess audit fees are reimbursed by the General Partner. As of December 31, 2005, accounts receivable includes $3,769 that is due from the General Partner. In accordance with Section IV.C. of the NASAA Registration of Commodity Pool Programs, the Brokerage commissions of the Partnership may not exceed 14% of the Partnership’s average monthly net assets, as of the last day of each month during the calendar year. The General Partner will bear any fees in excess of these limitations.

Note 4: Financial Instruments with Off-Balance-Sheet Risk

The Partnership’s trading activities involve derivative financial instruments, primarily futures, options on futures, and forward contracts, which have market and/or credit risk. Purchase and sale of futures contracts require margin deposits with the brokers. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

Market Risk: Market risk arises primarily from changes in the market value of financial instruments. Generally, the Partnership’s exposure is equal to the notional value of futures contracts purchased and unlimited on such contracts sold short. As both a buyer and seller of options on futures, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable market variations underlying the option. The risk of loss for purchased options on futures is limited to the premiums paid; written or sold options on futures expose the Partnership to potentially unlimited liability. Exposure to market risk is be influenced by a number of factors, including the relationships between financial instruments, and the volatility and liquidity in the markets in which the financial instruments are traded. In many cases, the use of financial instruments may serve to modify or offset market risk associated with other transactions and, accordingly, may serve to decrease the Partnership’s overall exposure to market risk. The Partnership attempts to control its exposure to market risk through various analytical monitoring techniques.

Credit Risk: Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of a contract. The Partnership’s exposure to credit risk associated with counterparty nonperformance is limited to the current cost to replace all contracts in which the Partnership has a gain. Exchange-traded financial instruments generally does not give rise to significant counterparty exposure due to the case settlement procedures for daily market movements and the margin requirements of individual exchanges. The net unrealized gain on open futures contracts is comprised of the following:

Futures Contracts (exchange traded) December 31, 2005
Gross unrealized gains	$16,291
Gross unrealized losses	(14,105)

Net unrealized gain	$2,187

The Beacon Financial Futures Fund, L.P.

Notes to the Financial Statements as of December 31, 2005 and

December 31, 2004 (continued)

Open contracts generally mature within three months; as of December 31, 2005, the latest maturity date for open futures contracts is March 2006.

Concentration of Credit Risk: The Partnership will use Man Financial Inc. and UBS Securities as clearing brokers (“Clearing Brokers”). In the event these Clearing Brokers do not fulfill their obligations, the Partnership may be exposed to risk. This risk of default depends in part on the creditworthiness of these Clearing Brokers. The Partnership will attempt to minimize this credit risk by monitoring the creditworthiness of the Clearing Brokers. The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received. The amount of required margin and good faith deposits with the Clearing Brokers usually range from 9% to 17% of net asset value. As of December 31, 2005, the Partnership maintained broker cash balances of $1,022,740 to satisfy such requirements, which equals 94% of net asset value.

Note 5: Guarantees

In the normal course of business, the Partnership may enter into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Partnership’s maximum exposure under these arrangements cannot be estimated. However, the Partnership believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the financial statements for such indemnifications.

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E1
32.01	Certification by Chief Executive Officer	E2