Form 10-Q
period 2006-03-31
BEACON FINANCIAL FUTURES FUND LP
filed 2006-05-15
CIK 1287031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

The Beacon Financial Futures Fund, L.P.

Statements of Financial Condition

March 31, 2006 (Unaudited) and December 31, 2005

	March 31, 2006	December 31, 2005
ASSETS
Equity in Brokerage Accounts
Cash	$995,185	$1,022,740
Net Unrealized Gain on Open Futures Contracts	35,218	2,187

Total Equity in Brokerage Accounts	1,030,403	1,024,927

Other Cash	5,519	32,665
Escrow Account Receivable	7,000	10,000
Accounts Receivable	22,228	14,203
Other Assets	27,090	2,836

TOTAL ASSETS	$1,092,240	$1,084,631

LIABILITIES & PARTNERS’ CAPITAL
Liabilities
Accrued Commissions	$486	$115
Fixed Asset Fee Payable	5,558	5,420
Accrued Expenses	26,020	17,052
Redemptions Payable	49,151	—
Rejected Subscriptions Payable	7,000	—

Total Liabilities	88,215	22,587

Partners’ Capital
General Partner’s Capital	427,617	481,706
Limited Partners’ Capital	576,408	580,338

Total Partners’ Capital	1,004,025	1,062,044

TOTAL LIABILITIES & PARTNERS’ CAPITAL	$1,092,240	$1,084,631

See accompanying notes.

The Beacon Financial Futures Fund, L.P.

Schedules of Investments

March 31, 2006 (Unaudited) and December 31, 2005

	March 31, 2006		December 31, 2005
Description	Value	% of Partners’ Capital	Value	% of Partners’ Capital
Futures Contracts - Domestic
Currencies	$7,577	0.75%	$3,967	0.38%
Interest Rate Instruments	27,641	2.75%	-1,780	-0.17%

Net Unrealized Gain on Open Futures Contracts	$35,218	3.50%	$2,187	0.21%

See accompanying notes.

The Beacon Financial Futures Fund, L.P.

Statements of Operations

For the Three Months Ended March 31, 2006 and 2005 (Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Income

Trading Gains and Losses
Change in Unrealized	$33,031	$—
Realized	(22,320)	—
Brokerage Commissions	(2,195)	—

Total Trading Gains and Losses	8,516	—

Investment Income
Interest Income	11,216	—

Expenses

Fixed Asset Fee	16,552	—
Professional Fees	13,629	—
Operating Expenses	2,789	—
Offering Expenses	4,629	—

Total expenses before reimbursement of expenses	37,599	—

Less: reimbursement of expenses	(7,000)	—

Net Expenses	30,599	—

Net Investment Loss	(19,383)	—

Net Loss	$(10,867)	$—

Net loss per General and Limited Partner Unit (Based on weighted average number of units outstanding during the period)	$(10.15)	$—

Decrease in Net Asset Value per General Partner and Limited Partner Unit	$(10.15)	$—

See accompanying notes.

The Beacon Financial Futures Fund, L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2006 and 2005 (Unaudited)

	Partners’ Capital
	General		Limited		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2006
Balances at December 31, 2005	485.00	$481,706	584.31	$580,338	1,069.31	$1,062,044
Net Loss for the Three Months Ended March 31, 2006		(4,937)		(5,930)		(10,867)
Additions	0.00	—	2.05	2,000	2.05	2,000
Redemptions	(50.00)	(49,152)	—	—	(50.00)	(49,152)

Balances at March 31, 2006	435.00	$427,617	586.36	$576,408	1,021.36	$1,004,025

Period Ended March 31, 2005
Balances at December 31, 2004	1.00	$1,000	—	$—	1.00	$1,000
Net Income for the Period Ended March 31, 2005		—		—		—
Additions	999.00	999,000	—	—	999.00	999,000
Redemptions	—	—	—	—	—	—

Balances at March 31, 2005	1,000.00	$1,000,000	0.00	$—	1,000.00	$1,000,000

The Beacon Financial Futures Fund, L.P.

Net Asset Value Per General and Limited Partner Unit

March 31, 2006	December 31, 2005	March 31, 2005	December 31, 2004
$ 983.04	$993.20	$1,000.00	$1,000.00

See accompanying notes.

The Beacon Financial Futures Fund, L.P.

Financial Highlights

For the Three Months Ended March 31, 2006 and 2005 (Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Per Unit Performance

Net Asset Value per unit at the beginning of the period	$993.20	$1,000.00

Income
Trading Gains and Losses	7.92	—
Investment Income
Interest Income	10.48	—

Expenses
Fixed Asset Fee	(15.44)	—
Other Expenses	(13.12)	—

Total Expenses	(28.56)	—

Net Investment Loss	(18.08)	—

Net Loss per Unit	(10.16)	—

Net Asset Value per unit at the end of the period	$983.04	$1,000.00

Net investment loss as a percentage of Average Partners’ Capital(1)	-7.41%
Expenses as a percentage of Average Partners’ Capital(1)	-11.69%
Total return(2)	-1.02%

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

(1)	Annualized.
(2)	Not annualized.

See accompanying notes.

The Beacon Financial Futures Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 1: Nature of Operations and Significant Accounting Policies

Nature of Operations: The Beacon Financial Futures Fund, L.P. (a Delaware limited partnership) (the “Partnership”) was organized on April 6, 2004 to engage in speculative trading of a diversified portfolio of commodity interests including futures, options on futures and forward contracts. The Partnership’s limited partnership agreement provides, among other things, that the Partnership shall dissolve no later than December 31, 2052. Beacon Management Corporation (USA), the general partner of the Partnership (the “General Partner”), is registered as a commodity pool operator and commodity trading advisor with the National Futures Association (the “NFA”), an industry self regulatory organization. UBS Securities and Man Financial, Inc. will initially serve as the Partnership’s clearing brokers. The General Partner conducts and manages the business of the Partnership. The General Partner is also the commodity trading advisor of the Partnership. The General Partner made an investment in the Partnership equal to, and will maintain its interest in, the capital of the Partnership at no less than the greater of: (a) 1% of the total investments in the Partnership by all Partners or (b) $25,000. These contributions by the General Partner need not exceed the amount described above and are evidenced by units of General Partnership Interest (“Unit(s) of General Partnership Interest”). The Partnership was initially capitalized by the General Partner on April 12, 2004 through the contribution of $1,000 in exchange for one unit of Partnership interest. The General Partner and each limited partner will share in the profits and losses of the Partnership in proportion to their respective ownership interests. On March 30, 2005, the General Partner made an additional contribution of $999,000 in exchange for 999 units of partnership interest. The Partnership commenced operations on May 16, 2005. On August 31, 2005, the General Partner redeemed $14,505 of its investment in the Partnership and on September 30, 2005, the General Partner redeemed $488,802 of its investment in the Partnership and on March 31, 2006, the General Partner redeemed $49,151 of its investment in the Partnership. During the period from April 6, 2004 (date of organization) to December 31, 2004, the General Partner deposited $37,340 with the Partnership for the Partnership’s SEC and NASD registration fees. The fees actually incurred related to these registrations were $36,029 and at December 31, 2004, $1,311 was due from the Partnership to the General Partner. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government, which regulates most aspects of the commodity futures industry; rules of the NFA; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades. As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934.

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

Net Asset Value— For purposes of both financial reporting and calculation of redemption value, the “net asset value” of a unit is an amount equal to the Partnership’s net assets allocated to capital accounts represented by units, divided by the number of units outstanding. “Net assets” means the total assets of the Partnership, including all cash and cash equivalents, accrued interest and amortization of original issue discount, and the market value of all open futures contracts, options on futures contracts, forward contracts, and other assets of the Partnership, less the total liabilities of the Partnership, including, but not limited to, brokerage, incentive allocations, management fees, interest payable and extraordinary expenses.

Escrow Accounts Receivable—Represents deposits due from escrow agent.

Organization and Offering Expenses—Organizational and Offering costs were paid by Uhlmann Price Securities, LLC (the “Selling Group Manager”) and the General Partner. The Selling Group Manager and the General Partner will not be reimbursed by the Partnership for such costs.

Income Taxes—The Partnership is a partnership for federal income tax purposes and Partnership income or loss will be includable in the income tax returns of the individual partners.

Note 2: Unit Transactions

Limited partners may purchase units of the Partnership upon approval by the General Partner at the net asset value, as of the last day of each month or on any other date as determined by the General Partner. After holding the units for eleven months, limited partners may require the Partnership to redeem some or all of their units at the net asset value as of the last day of each month without a redemption charge. Any units redeemed before the holder has been a limited partner for six months will be assessed a redemption charge equal to 4 percent of the net asset value per unit on the date of such redemption and units redeemed after six but within eleven months will be assessed a 3 percent redemption charge. Redemption charges will be paid by the redeeming limited partner to the General Partner. Unpaid withdrawals are considered redemptions payable.

Note 3: Partnership Fees and Expenses

Fixed Asset Fee: The Partnership pays the General Partner a fixed, monthly Fixed Asset Fee of 0.525%, or 6.30% annually, of the Partnership’s month-end net asset value. Out of this Fixed Asset Fee, the General Partner pays all introducing, initial and ongoing servicing fees, management fees, trading advisory fees and any other transaction costs of the Partnership except brokerage fees, NFA, exchange and clearing fees, which are paid separately by the partnership and are estimated at 0.50% annually of net asset value. The General Partner retains any excess amount. Included in the Fixed Asset Fee are the following amounts that are earned by the General Partner and Uhlmann Price Securities, LLC, the Selling Group Manager.

• Management Fee—paid monthly to the General Partner at a rate of 1/12th of 1.3% of the Partnership’s month-end net asset value.

• Trading Advisory Fee—paid monthly to the General Partner at a rate of 1/12th of 2.0% of the Partnership’s month-end net asset value.

• Selling Agent Service Fee—fee to compensate distributors of the units for the Partnership for costs incurred in the distribution of Partnership units. Such distribution costs may include commissions, payments to sales agents, promotional materials, overhead allocations and interest. The selling agent service fee is paid monthly by the Partnership at a rate of 1/12th of 3% of the Partnership’s month-end net asset value. For the first 12 months after the sale of such units, the selling agent service fee is paid monthly by the Partnership to the General Partner, as reimbursement to the General Partner for amounts advanced by the General Partner to the selling agent at the time of the sale of such units. Commencing with the 13th month after the sale of such units, the selling agent service fee is paid to the selling agent.

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

Other Operating Expenses: The Partnership pays all of its own direct legal, accounting, administrative, filing, reporting and data processing expenses. The Partnership will not pay more than 0.50% of net assets in annual audit fees provided the Partnership has not issued more than $5 million in subscriptions. Any excess audit fees are reimbursed by the General Partner. As of March 31, 2006 and December 31, 2005, accounts receivable includes $18,269 and $3,769, respectively, that is due from the General Partner. In accordance with Section IV.C. of the NASAA Registration of Commodity Pool Programs,

the Brokerage commissions of the Partnership may not exceed 14% of the Partnership’s average monthly net assets as of the last day of each month during the calendar year. The General Partner will bear any fees in excess of these limitations.

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

Market Risk: Market risk arises primarily from changes in the market value of financial instruments. Generally, the Partnership’s exposure is equal to the notional value of futures contracts purchased and unlimited on such contracts sold short. As both a buyer and seller of options on futures, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable market variations underlying the option. The risk of loss for purchased options on futures is limited to the premiums paid; written or sold options on futures expose the Partnership to potentially unlimited liability. Exposure to market risk is influenced by a number of factors, including the relationships between financial instruments, and the volatility and liquidity in the markets in which the financial instruments are traded. In many cases, the use of financial instruments may serve to modify or offset market risk associated with other transactions and, accordingly, may serve to decrease the Partnership’s overall exposure to market risk. The Partnership attempts to control its exposure to market risk through various analytical monitoring techniques.

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

	Futures Contracts (exchange traded)
	March 31, 2006	December 31, 2005
Gross unrealized gains	$35,218	$16,291
Gross unrealized losses	0	$(14,105)

Net unrealized gain	$35,218	$2,187

Open contracts generally mature within three months; as of March 31, 2006, the latest maturity date for open futures contracts is June 2006.

Concentration of Credit Risk: The Partnership will use Man Financial Inc. and UBS Securities as clearing brokers (“Clearing Brokers”). In the event these Clearing Brokers do not fulfill their obligations, the Partnership may be exposed to risk. This risk of default depends in part on the creditworthiness of these Clearing Brokers. The Partnership will attempt to minimize this credit risk by monitoring the creditworthiness of the Clearing Brokers. The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received. The amount of required margin and good faith deposits with the Clearing Brokers usually range from 9% to 17% of net asset value. As of March 31, 2006, the Partnership maintained broker cash balances of $995,185 to satisfy such requirements, which equals 99% of net asset value.

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

Note 6. Interim Financial Statements

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form S-1 Registration Statement as filed with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

On May 13, 2005 the General Partner purchased 999 units bringing its total investment up to 1,000 units and enabling the Partnership to commence trading operations on May 16, 2005. From May 16, 2005 through March 31, 2006, the Partnership sold 586.36 units of limited partnership interest. The continuing offering has commenced and will be ongoing. The General Partner withdrew 15, 500 and 50 units on August 30, 2005, September 30, 2005 and March 31, 2006, respectively.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2006

Sector	%Gain (loss)
Currencies	-4.35%
Interest Rates	5.16%
Total	0.81%

The partnership posted a loss for January. The currency sector posted a loss led by the British pound. The British pound traded to a higher price relative to the U.S. dollar reversing a trend that began in early 2005. After declining nearly 10% since the beginning of 2005, the pound increased in value sharply during January. Among the other major foreign currencies, the Canadian dollar, Australian dollar, euro, and Swiss franc gained relative to the U.S. dollar and the Japanese yen was unchanged. The interest rate sector posted a gain for the month led by the Eurodollar market, as the trend toward higher short-term U.S. interest rates resumed. This price movement reflected the expectation that the Federal Reserve will continue to raise short-term interest rates during the months ahead. The remaining interest rate contracts generated small losses as the yield curve continued to invert with short maturity yields increasing relative to longer maturity yields.

The partnership posted a loss for February. The currency sector posted a loss led by the Japanese yen. The Japanese yen traded to a higher price relative to the U.S. dollar reversing a trend that began in early 2005. After declining nearly 14% since the beginning of 2005, the yen increased in value in early January, declined in late January, and then increased in value during February. Among the other major foreign currencies, the British pound, Australian dollar, Euro currency unit, and Swiss franc declined relative to the U.S. dollar, and the Canadian dollar increased relative to the U.S. dollar. The interest rate sector posted a gain for the month led by the Eurodollar market, as the trend toward higher short-term U.S. interest rates resumed. This price movement reflected the expectation that the Federal Reserve will continue to raise short-term interest rates during the months ahead. The remaining interest rate contracts generated mixed results with the 10-Year and 5-Year Treasury Note generating small gains and the 30-Year Treasury Bond a small loss as the yield curve continued to invert with short maturity yields increasing relative to longer maturity yields.

The partnership posted a gain for March. The currency sector posted a loss led by the Canadian Dollar. The Canadian Dollar declined to a lower price relative to the U.S. dollar reversing a trend that began in May 2005. After increasing nearly 10% during the last 10 months, the Canadian Dollar decreased in value nearly 4% during March. Among the other major foreign currencies, the British Pound, Australian Dollar, Japanese Yen, and Swiss Franc declined relative to the U.S. dollar, and the Euro Currency Unit increased relative to the U.S. dollar. The interest rate sector posted a gain for the month again led by the Eurodollar market, as the trend toward higher short-term U.S. interest rates resumed. This price movement reflected the expectation that the Federal Reserve will continue to raise short-term interest rates during the months ahead. The remaining interest rate contracts also generated positive results with the 30-Year Treasury Bond and 10-Year and 5-Year Treasury Notes generating gains reflecting higher long-term interest rates.

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

THE PARTNERSHIP’S TRADING CAPITAL AT RISK IN DIFFERENT MARKET SECTORS

Value at Risk and Trading Gains/Losses by Sector

For the Three Months Ended March 31, 2006

	March 31, 2006
Sector	Value At Risk	Rate of Return
Currencies	-1.16%	-4.35%
Interest Rates	-1.63%	5.16%

Entire Portfolio	-2.49%	0.81%[1]

[1]	Of the return for the three months ended March 31, 2006, approximately 0.81% was due to trading gains net of commissions and approximately 1.07% due to interest income and approximately (2.90%) due to fees and operating costs borne by the Partnership giving a net loss of (-1.02%).

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

The primary risk exposures of the Partnership as of March 31, 2006 were exchange rate and interest rate risk. The factors that can influence these rates can be domestic or foreign (primarily the G-7 countries) and include (but are not limited to) changes in government fiscal policy, changes in the balance of trade, changes in inflation rates and improvement or degradation of the overall economy.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

None

Item 5. Other Information

Karen L. Zaramba is no longer with Beacon Management Corporation effective September 15, 2005.

Item 6. Exhibits.

See attached exhibit list.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2006.

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