Form 10-Q
period 2006-06-30
BEACON FINANCIAL FUTURES FUND LP
filed 2006-08-15
CIK 1287031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

The Beacon Financial Futures Fund, L.P.

Statements of Financial Condition

June 30, 2006 (Unaudited) and December 31, 2005

	June 30, 2006	December 31, 2005
ASSETS
Equity in Brokerage Accounts
Cash	$845,910	$1,022,740
Net Unrealized Gain on Open Futures Contracts	6,152	2,187

Total Equity in Brokerage Accounts	852,062	1,024,927

Other Cash	35,946	32,665
Escrow Account Receivable	100,000	10,000
Accounts Receivable	37,208	14,203
Deferred Offering Costs	67,073	—
Other Assets	—	2,836

TOTAL ASSETS	$1,092,289	$1,084,631

LIABILITIES & PARTNERS’ CAPITAL
Liabilities
Accrued Commissions	$141	$115
Fixed Asset Fee Payable	5,558	5,420
Accrued Expenses	49,115	17,052
Redemptions Payable	32,601	—

Total Liabilities	87,415	22,587

Partners’ Capital
General Partner’s Capital	352,966	481,706
Limited Partners’ Capital	651,908	580,338

Total Partners’ Capital	1,004,874	1,062,044

TOTAL LIABILITIES & PARTNERS’ CAPITAL	$1,092,289	$1,084,631

See accompanying notes.

The Beacon Financial Futures Fund, L.P.

Schedules of Investments

June 30, 2006 (Unaudited) and December 31, 2005

	June 30, 2006		December 31, 2005
Description	Value	% of Partners’ Capital	Value	% of Partners’ Capital
	(Unaudited)
LONG FUTURES CONTRACTS
Currencies	$-375	-0.04%	$-2,900	-0.27%

Total long futures contracts	$-375	-0.04%	$-2,900	-0.27%

SHORT FUTURES CONTRACTS
Currencies	$0	0.00%	$6,866	0.65%
Interest Rate Instruments	6,527	0.65%	$-1,780	-0.17%

Total short futures contracts	$6,527	0.65%	$5,087	0.48%

Total futures contracts	$6,152	0.61%	$2,187	0.21%

See Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Statements of Operations

For the Three and Six Months Ended June 30, 2006 and 2005 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Income

Trading Gains and Losses
Change in Unrealized	$(29,066)	$11,838	$3,965	$11,838
Realized	16,335	(22,895)	(5,985)	(22,895)
Brokerage Commissions	(630)	(844)	(2,825)	(844)

Total Trading Gains and Losses	(13,361)	(11,901)	(4,845)	(11,901)

Investment Income
Interest Income	10,841	7,329	22,057	7,329

Expenses

Fixed Asset Fee	15,283	10,450	31,835	10,450
Professional Fees	21,799	8,000	35,428	8,000
Operating Expenses	5,893	2,703	8,682	2,703
Offering Expenses	12,065		16,694

Total expenses before reimbursement of expenses	55,040	21,153	92,639	21,153

Less: reimbursement of expenses	(15,493)	(8,000)	(22,493)	(8,000)

Net Expenses	39,547	13,153	70,146	13,153

Net Investment Loss	(28,706)	(5,824)	(48,089)	(5,824)

Net Loss	$(42,068)	$(17,725)	$(52,934)	$(17,725)

Net loss per General and Limited Partner Unit (Based on weighted average number of units outstanding during the period)	$(41.80)	$(17.73)	$(51.96)	$(17.73)

Decrease in Net Asset Value per General Partner and Limited Partner Unit	$(41.80)	$(17.73)	$(51.96)	$(17.73)

See accompanying notes.

The Beacon Financial Futures Fund, L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2006 and 2005 (Unaudited)

	Partners’ Capital
	General		Limited		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2006
Balances at December 31, 2005	485.00	$481,706	584.31	$580,338	1,069.31	$1,062,044
Net Loss for the Six Months Ended June 30, 2006		(22,505)		(30,429)		(52,934)
Additions	0.00	—	108.30	102,000	108.30	102,000
Redemptions	(110.00)	(106,234)	—	—	(110.00)	(106,234)

Balances at June 30, 2006	375.00	$352,966	692.61	$651,908	1,067.61	$1,004,874

Six Months Ended June 30, 2005
Balances at December 31, 2004	1.00	$1,000	—	$—	1.00	$1,000
Net Loss for the Six Months Ended June 30, 2005		(17,725)		—		(17,725)
Additions	999.00	999,000	10.18	10,000	1,009.18	1,009,000
Redemptions	—	—	—	—	—	—

Balances at June 30, 2005	1,000.00	$982,275	10.18	$10,000	1,010.18	$992,275

The Beacon Financial Futures Fund, L.P.

Net Asset Value Per General and Limited Partner Unit

June 30, 2006	December 31, 2005	June 30, 2005	December 31, 2004
$941.24	$993.20	$982.27	$1,000.00

See accompanying notes.

The Beacon Financial Futures Fund, L.P.

Financial Highlights

For the Three and Six Months Ended June 30, 2006 and 2005 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Per Unit Performance

Net Asset Value per unit at the beginning of the period	$983.04	$1,000.00	$993.20	$1,000.00

Income
Trading Gains and Losses	(13.37)	(11.90)	(5.45)	(11.90)

Investment Income
Interest Income	10.70	7.33	21.18	7.33

Expenses
Fixed Asset Fee	(15.09)	(10.45)	(30.53)	(10.45)
Other Expenses	(24.04)	(2.71)	(37.16)	(2.71)

Total Expenses	(39.13)	(13.16)	(67.69)	(13.16)

Net Investment Loss	(28.43)	(5.83)	(46.51)	(5.83)

Net Loss per Unit	(41.80)	(17.73)	(51.96)	(17.73)

Net Asset Value per unit at the end of the period	$941.24	$982.27	$941.24	$982.27

Net investment loss as a percentage of Average Partners’ Capital(1)	-11.78%	-2.33%	-9.59%	-1.17%

Expenses as a percentage of Average Partners’ Capital(1)	16.20%	5.27%	13.95%	2.63%

Total return(2)	-4.25%	-1.77%	-5.23%	-1.77%

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

The Beacon Financial Futures Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 1: Nature of Operations and Significant Accounting Policies

Nature of Operations: The Beacon Financial Futures Fund, L.P. (a Delaware limited partnership) (the “Partnership”) was organized on April 6, 2004 to engage in speculative trading of a diversified portfolio of commodity interests including futures, options on futures and forward contracts. The Partnership’s limited partnership agreement provides, among other things, that the Partnership shall dissolve no later than December 31, 2052. Beacon Management Corporation (USA), the general partner of the Partnership (the “General Partner”), is registered as a commodity pool operator and commodity trading advisor with the National Futures Association (the “NFA”), an industry self regulatory organization. UBS Securities and Man Financial, Inc. will initially serve as the Partnership’s clearing brokers. The General Partner conducts and manages the business of the Partnership. The General Partner is also the commodity trading advisor of the Partnership. The General Partner made an investment in the Partnership equal to, and will maintain its interest in, the capital of the Partnership at no less than the greater of: (a) 1% of the total investments in the Partnership by all Partners or (b) $25,000. These contributions by the General Partner need not exceed the amount described above and are evidenced by units of General Partnership Interest (“Unit(s) of General Partnership Interest”). The Partnership was initially capitalized by the General Partner on April 12, 2004 through the contribution of $1,000 in exchange for one unit of Partnership interest. The General Partner and each limited partner will share in the profits and losses of the Partnership in proportion to their respective ownership interests. On March 30, 2005, the General Partner made an additional contribution of $999,000 in exchange for 999 units of partnership interest. The Partnership commenced operations on May 16, 2005. On August 31, 2005, the General Partner redeemed $14,505 of its investment in the Partnership and on September 30, 2005, the General Partner redeemed $488,802 of its investment in the Partnership and on March 31, 2006, the General Partner redeemed $49,151 of its investment in the Partnership and on May 31, 2006, the General Partner redeemed $24,139 of its investment in the Partnership and on June 30, 2006, the General Partner redeemed $32,944 of its investment in the Partnership. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government, which regulates most aspects of the commodity futures industry; rules of the NFA; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades. As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934.

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

Escrow Accounts Receivable—Represents deposits due from escrow agent for recent limited partner capital additions.

Organization and Offering Expenses—Initial organizational and Offering costs were paid by Uhlmann Price Securities, LLC (the “Selling Group Manager”) and the General Partner. The Selling Group Manager and the General Partner were not reimbursed by the Partnership for such costs. Other offerring costs are amortized to expense on a straight line basis over periods from nine to twelve months.

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

Other Operating Expenses: The Partnership pays all of its own direct legal, accounting, administrative, filing, reporting and data processing expenses. The Partnership will not pay more than 0.50% of net assets in annual audit fees provided the Partnership has not issued more than $5 million in subscriptions. Any excess audit fees are reimbursed by the General Partner. As of June 30, 2006 and December 31, 2005, accounts receivable includes $33,762 and $3,769, respectively, that is due from the General Partner. In accordance with Section IV.C. of the NASAA Registration of Commodity Pool Programs, the Brokerage commissions of the Partnership may not exceed 14% of the Partnership’s average monthly net assets as of the last day of each month during the calendar year. The General Partner will bear any fees in excess of these limitations.

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

	Futures Contracts (exchange traded)
	June 30, 2006	December 31, 2005
Gross unrealized gains	$8,608	$16,291
Gross unrealized losses	(2,456)	(14,105)

Net unrealized gain	$6,152	$2,187

Open contracts generally mature within three months; as of June 30, 2006, the latest maturity date for open futures contracts is September 2006.

Concentration of Credit Risk: The Partnership uses Man Financial, Inc. and UBS Securities as clearing brokers (“Clearing Brokers”). In the event these Clearing Brokers do not fulfill their obligations, the Partnership may be exposed to risk. This risk of default depends in part on the creditworthiness of these Clearing Brokers. The Partnership attempts to minimize this credit risk by monitoring the creditworthiness of the Clearing Brokers. The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received. The amount of required margin and good faith deposits with the Clearing Brokers usually range from 9% to 17% of net asset value. As of June 30, 2006, the Partnership maintained broker cash balances of $845,910 to satisfy such requirements, which equals 84% of net asset value.

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

Note 6. Interim Financial Statements

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form S-1 Registration Statement as filed with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

On May 13, 2005 the General Partner purchased 999 units bringing its total investment up to 1,000 units and enabling the Partnership to commence trading operations on May 16, 2005. From May 16, 2005 through June 30, 2006, the Partnership sold 692.61 units of limited partnership interest. The continuing offering has commenced and will be ongoing. The General Partner withdrew 15, 500, 50, 25 and 35 units on August 30, 2005, September 30, 2005, March 31, 2006, May 31, 2006 and June 30, 2006 respectively.

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

RESULTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2006

Sector	Three Months %Gain (loss)	Six Months %Gain (loss)
Currencies	-4.42%	-8.78%
Interest Rates	3.06%	8.22%
Total	-1.36%	-0.56%

Of the return for the three months ended June 30, 2006, approximately (1.36%) was due to trading losses net of commissions and approximately 1.11% due to interest income and approximately (4.00%) due to fees and operating costs borne by the Partnership giving a net loss of (4.26%).

Of the return for the six months ended June 30, 2006, approximately (0.56%) was due to trading losses net of commissions and approximately 2.18% due to interest income and approximately (6.90%) due to fees and operating costs borne by the Partnership giving a net loss of (5.28%).

The Partnership posted a loss for April. The currency sector posted a loss led by the Japanese Yen. The Japanese Yen reversed a trend toward a lower price relative to the U.S. dollar. During the last 16 months, from January 2005, the Japanese Yen has weakened relative to the U.S. dollar by nearly 18%. During April, the trend reversed with this Japanese currency appreciating by nearly 5% from the early April low price. The other major foreign currencies, the British Pound, Australian Dollar, Canadian Dollar, Swiss Franc, and Euro Currency, increased relative to the U.S. dollar. The interest rate sector posted a gain for the month again led by the Eurodollar market, as the trend toward higher short-term U.S. interest rates continued. This price movement reflected the expectation that the Federal Reserve will continue to raise short-term interest rates during the months ahead. The remaining interest rate contracts also generated positive results with the 30-Year Treasury Bond and 10-Year and 5-Year Treasury Notes generating gains reflecting higher long-term interest rates.

The Partnership posted a gain for May. The currency sector posted a gain led by the British Pound. The British Pound continued a trend toward a higher value relative to the U.S. dollar during May. A recent British Pound low relative to the U.S. dollar was established in January 2006. During the last five months, the U.S. dollar has declined by nearly 8% relative to this United Kingdom currency with the largest part of this move during May. Of the other major foreign currencies, the Canadian Dollar, Swiss Franc, and Euro Currency, increased relative to the U.S. dollar while the Japanese Yen and Australian Dollar were basically unchanged. The interest rate sector posted a gain for the month again led by the Eurodollar market, as the trend toward higher short-term U.S. interest rates continued. This price movement reflected the expectation that the Federal Reserve will continue to raise short-term interest rates during the months ahead. The remaining interest rate contracts also generated positive results with the 30-Year Treasury Bond and 10-Year and 5-Year Treasury Notes generating gains reflecting a steeper Treasury yield curve and higher long-term interest rates.

The Partnership posted a loss for June. The currency sector posted a loss led by the British Pound. The British Pound reversed a trend toward a higher value relative to the U.S. dollar during June. A recent British Pound high relative to the U.S. dollar was established in early May 2006 after a multi-month increase. During June, the U.S. dollar appreciated by nearly 4% relative to this United Kingdom currency reversing one half of the previous months’ gain. The other major foreign currencies, the Canadian Dollar, Swiss Franc, Japanese Yen, Australian Dollar and Euro Currency, also all decreased in value relative to the U.S. dollar. The interest rate sector posted a gain for the month again led by the Eurodollar market, as the trend toward higher short-term U.S. interest rates continued. This price movement reflected the expectation that the Federal Reserve will continue to raise short-term interest rates during the months ahead. Of the remaining interest rate contracts, the 5-Year Treasury Note generated positive results and the 30-Year Treasury Bond and 10-Year Treasury Note generated small losses reflecting mixed signals towards a further steepening of the Treasury yield curve and higher long-term interest rates.

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

THE PARTNERSHIP’S TRADING CAPITAL AT RISK IN DIFFERENT MARKET SECTORS

Sector	Value At Risk June 30, 2006	Value At Risk December 31, 2005
Currencies	-0.67%	-1.33%
Interest Rates	-1.04%	-0.25%

Entire Portfolio	-0.95%	-1.33%

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

The primary risk exposures of the Partnership as of June 30, 2006 were exchange rate and interest rate risk. The factors that can influence these rates can be domestic or foreign (primarily the G-7 countries) and include (but are not limited to) changes in government fiscal policy, changes in the balance of trade, changes in inflation rates and improvement or degradation of the overall economy.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

None

Item 5. Other Information

None

Item 6. Exhibits.

See attached exhibit list.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 15, 2006.

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