Form 10-Q
period 2006-09-30
BEACON FINANCIAL FUTURES FUND LP
filed 2006-11-14
CIK 1287031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

The Beacon Financial Futures Fund, L.P.

Statements of Financial Condition

September 30, 2006 (Unaudited) and December 31, 2005

	September 30, 2006	December 31, 2005
ASSETS
Equity in Brokerage Accounts
Cash	$827,233	$1,022,740
Net Unrealized Gain on Open Futures Contracts	12,616	2,187

Total Equity in Brokerage Accounts	839,849	1,024,927

Other Cash	51,608	32,665
Escrow Account Receivable	—	10,000
Accounts Receivable	9,522	14,203
Deferred Offering Costs	37,091	—
Other Assets	—	2,836

TOTAL ASSETS	$938,070	$1,084,631

LIABILITIES & PARTNERS’ CAPITAL
Liabilities
Accrued Commissions	$86	$115
Fixed Asset Fee Payable	4,872	5,420
Accrued Expenses	10,071	17,052
Redemptions Payable	9,106	—

Total Liabilities	24,135	22,587

Partners’ Capital
General Partner’s Capital	294,820	481,706
Limited Partners’ Capital	619,115	580,338

Total Partners’ Capital	913,935	1,062,044

TOTAL LIABILITIES & PARTNERS’ CAPITAL	$938,070	$1,084,631

See accompanying Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Schedules of Investments

September 30, 2006 (Unaudited) and December 31, 2005

	September 30, 2006		December 31, 2005
Description	Value	% of Partners’ Capital	Value		% of Partners’ Capital
	(Unaudited)
LONG FUTURES CONTRACTS
Currencies	$229	0.01%	-$	2,900	-0.27%
Interest Rate Instruments	8,250	0.90%		—	0.00%

Total long futures contracts	$8,479	0.91%	-$	2,900	-0.27%

SHORT FUTURES CONTRACTS
Currencies	$4,137	0.45%		$6,866	0.65%
Interest Rate Instruments	—	0.01%		-1,780	-0.17%

Total short futures contracts	$4,137	0.46%		$5,087	0.48%

Total futures contracts	$12,616	1.37%		$2,187	0.21%

See accompanying Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Statements of Operations

For the Three and Nine Months Ended September 30, 2006 and 2005 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Income

Trading Gains and Losses
Change in Unrealized	$6,464	$19,996	$10,429	$31,833
Realized	(13,086)	(7,453)	(19,072)	(30,347)
Brokerage Commissions	(604)	(1,133)	(3,429)	(1,977)

Total Trading Gains and Losses	(7,226)	11,410	(12,072)	(491)

Investment Income
Interest Income	11,143	8,424	33,200	15,753

Expenses

Fixed Asset Fee	15,213	15,548	47,048	25,998
Professional Fees	9,530	12,926	44,958	21,075
Operating Expenses	1,192	2,709	9,874	4,162
Offering Expenses	18,919	375	35,613	375

Total expenses before reimbursement of expenses	44,854	31,558	137,493	51,610

Less: reimbursement of expenses	(5,200)	(6,900)	(27,693)	(13,800)

Net Expenses	39,654	24,658	109,800	37,810

Net Investment Loss	(28,511)	(16,234)	(76,600)	(22,057)

Net Loss	$(35,737)	$(4,824)	$(88,672)	$(22,548)

Net loss per General and Limited Partner Unit (Based on weighted average number of units outstanding during the period)	$(34.11)	$(4.67)	$(86.06)	$(22.40)

Decrease in Net Asset Value per General Partner and Limited Partner Unit	$(34.11)	$(4.67)	$(86.06)	$(22.40)

See accompanying Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2006 and 2005 (Unaudited)

	Partners’ Capital
	General		Limited		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2006

Balances at December 31, 2005	485.00	$481,706	584.31	$580,338	1,069.31	$1,062,044

Net Loss for the Nine Months Ended September 30, 2006	—	(34,618)	—	(54,054)	—	(88,672)

Additions	0.00	—	108.29	102,000	108.29	102,000

Redemptions	(160.00)	(152,268)	(10.11)	(9,169)	(170.11)	(161,437)

Balances at September 30, 2006	325.00	$294,820	682.49	$619,115	1,007.49	$913,935

Nine Months Ended September 30, 2005

Balances at December 31, 2004	1.00	$1,000	—	$—	1.00	$1,000

Net Loss for the Nine Months Ended September 30, 2005	—	(22,555)	—	7	—	(22,548)

Additions	999.00	999,000	528.85	517,000	1,527.85	1,516,000

Redemptions	(515.00)	(503,307)	—	—	(515.00)	(503,307)

Balances at September 30, 2005	485.00	$474,138	528.85	$517,007	1,013.85	$991,145

The Beacon Financial Futures Fund, L.P.

Net Asset Value Per General and Limited Partner Unit

September 30, 2006	December 31, 2005	September 30, 2005	December 31, 2004
$907.13	$993.20	$977.61	$1,000.00

See accompanying Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Financial Highlights

For the Three and Nine Months Ended September 30, 2006 and 2005 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Per Unit Performance
Net Asset Value per unit at the beginning of the period	$941.24	$982.27	$993.20	$1,000.00

Income
Trading Gains and Losses	(6.96)	11.48	(12.41)	(0.42)

Investment Income
Interest Income	10.60	8.37	31.78	15.70

Expenses
Fixed Asset Fee	(14.47)	(15.43)	(45.00)	(25.88)
Other Expenses	(23.28)	(9.09)	(60.43)	(11.80)

Total Expenses	(37.75)	(24.52)	(105.43)	(37.68)

Net Investment Loss	(27.15)	(16.15)	(73.65)	(21.98)

Net Loss per Unit	(34.11)	(4.67)	(86.06)	(22.40)

Net Asset Value per unit at the end of the period	$907.13	$977.60	$907.13	$977.60

Net investment loss as a percentage of Average Partners’ Capital(1)	-11.73%	-6.64%	-10.31%	-2.99%

Expenses as a percentage of Average Partners’ Capital(1)	16.31%	10.06%	14.74%	5.11%

Total return(2)	-3.62%	-0.48%	-8.67%	-2.25%

This information has been derived from information presented in the preceding financial statements. The above ratios were calculated for the partners taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner's capital account, which may vary from these ratios based on the timing of capital transactions and different fee arrangements (see Note 2).

(1)	Annualized.

(2)	Not annualized.

See accompanying Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 1: Nature of Operations and Significant Accounting Policies

Nature of Operations: The Beacon Financial Futures Fund, L.P. (a Delaware limited partnership) (the “Partnership”) was organized on April 6, 2004 to engage in speculative trading of a diversified portfolio of commodity interests including futures, options on futures and forward contracts. The Partnership’s limited partnership agreement provides, among other things, that the Partnership shall dissolve no later than December 31, 2052. Beacon Management Corporation (USA), the general partner of the Partnership (the “General Partner”), is registered as a commodity pool operator and commodity trading advisor with the National Futures Association (the “NFA”), an industry self regulatory organization. UBS Securities and Man Financial, Inc. will initially serve as the Partnership’s clearing brokers. The General Partner conducts and manages the business of the Partnership. The General Partner is also the commodity trading advisor of the Partnership. The General Partner made an investment in the Partnership equal to, and will maintain its interest in, the capital of the Partnership at no less than the greater of: (a) 1% of the total investments in the Partnership by all Partners or (b) $25,000. These contributions by the General Partner need not exceed the amount described above and are evidenced by units of General Partnership Interest (“Unit(s) of General Partnership Interest”). The Partnership was initially capitalized by the General Partner on April 12, 2004 through the contribution of $1,000 in exchange for one unit of Partnership interest. The General Partner and each limited partner will share in the profits and losses of the Partnership in proportion to their respective ownership interests. On March 30, 2005, the General Partner made an additional contribution of $999,000 in exchange for 999 units of partnership interest. The Partnership commenced operations on May 16, 2005. Between August 31, 2005 and August 31, 2006 the General Partner redeemed $655,575 of its investment in the Partnership. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government, which regulates most aspects of the commodity futures industry; rules of the NFA; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades. As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934.

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

Recent Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Partnership on January 1, 2008. Management is currently evaluating the provisions of SFAS 157 and its potential effect on its financial statements.

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

Other Operating Expenses: The Partnership pays all of its own direct legal, accounting, administrative, filing, reporting and data processing expenses. The Partnership will not pay more than 0.50% of net assets in annual audit fees provided the Partnership has not issued more than $5 million in subscriptions. Any excess audit fees are reimbursed by the General Partner. As of September 30, 2006 and December 31, 2005, accounts receivable includes $6,000 and $3,769, respectively, that is due from the General Partner. In accordance with Section IV.C. of the NASAA Registration of Commodity Pool Programs, the Brokerage commissions of the Partnership may not exceed 14% of the Partnership’s average monthly net assets as of the last day of each month during the calendar year. The General Partner will bear any fees in excess of these limitations.

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

	Futures Contracts September 30, 2006	(exchange traded) December 31, 2005
Gross unrealized gains	$13,101	$16,291
Gross unrealized losses	(485)	(14,104)

Net unrealized gain	$12,616	$2,187

Open contracts generally mature within three months; as of September 30, 2006, the latest maturity date for open futures contracts is December 2006.

Concentration of Credit Risk: The Partnership uses Man Financial, Inc. and UBS Securities as clearing brokers (“Clearing Brokers”). In the event these Clearing Brokers do not fulfill their obligations, the Partnership may be exposed to risk. This risk of default depends in part on the creditworthiness of these Clearing Brokers. The Partnership attempts to minimize this credit risk by monitoring the creditworthiness of the Clearing Brokers. The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received. The amount of required margin and good faith deposits with the Clearing Brokers usually range from 9% to 17% of net asset value. As of September 30, 2006, the Partnership maintained broker cash balances of $827,233 to satisfy such requirements, which equals 91% of net asset value.

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

Note 6. Interim Financial Statements

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form S-1 Registration Statement as filed with the Securities and Exchange Commission.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

On May 13, 2005 the General Partner purchased 999 units bringing its total investment up to 1,000 units and enabling the Partnership to commence trading operations on May 16, 2005. From May 16, 2005 through September 30, 2006, the Partnership sold 692.61 units of limited partnership interest. The continuing offering has commenced and will be ongoing. The General Partner withdrew 15, 500, 50, 25, 35 and 50 units on August 30, 2005, September 30, 2005, March 31, 2006, May 31, 2006, June 30, 2006 and August 31, 2006 respectively.

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

RESULTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2006

Sector	Three Months %Gain (loss)	Nine Months %Gain (loss)
Currencies	-0.33%	-9.11%
Interest Rates	-0.40%	7.82%
Total	-0.72%	-1.28%

Of the return for the three months ended September 30, 2006, approximately (0.75%) was due to trading losses net of commissions and approximately 1.15% due to interest income and approximately (4.08) due to fees and operating costs borne by the Partnership giving a net loss of (3.62%).

Of the return for the nine months ended September 30, 2006, approximately (1.31%) was due to trading losses net of commissions and approximately 3.32% due to interest income and approximately (10.67%) due to fees and operating costs borne by the Partnership giving a net loss of (8.66%).

The Partnership posted a loss for July. The currency sector posted a loss led by the Japanese Yen. During the first few trading days of July, the Japanese Yen reversed a trend that began mid-May toward a lower value relative to the U.S. dollar. After trading higher, the Japanese Yen reversed direction and traded lower relative the U.S. Dollar. Finally, at the end of the month, the Japanese Yen again traded higher, ending the month nearly unchanged. Of the other major foreign currencies, the Swiss Franc and Euro Currency exhibited similar volatile trade. The British Pound and Australian Dollar increased in value relative to the U.S. dollar and the Canadian Dollar decreased in value. The interest rate sector posted a loss for the month led by the 5-Year Treasury Note. After trending toward higher interest rates, lower prices since January, the trend reversed during July. The expectation is that the Federal Reserve will pause in increasing short-term rates and that inflation will remain at a moderate level. The remaining interest rate contracts, the Eurodollar future, the 30-Year Treasury Bond, and 10-Year Treasury Note, all contributed to the loss as they traded toward lower interest rates, higher prices shifting the yield curve to slightly lower overall interest rate level.

The Partnership posted a gain for August. The currency sector posted a gain led by the Japanese Yen. The Japanese Yen continued a trend that began mid-May toward a lower value relative to the U.S. Dollar. After trading higher in July, the Japanese Yen reversed direction and traded lower relative the U.S. Dollar. Of the other major foreign currencies, the Canadian Dollar increased in value relative to the U.S. Dollar. The Swiss Franc, Euro Currency, British Pound, and Australian Dollar traded in a narrow range and ended the month unchanged relative to U.S. Dollar. The interest rate sector posted a gain for the month led by the 30-Year Treasury Bond which continued a trend toward lower interest rates, higher prices that began late June. Of the remaining interest rate contracts, the 5-Year Treasury Note and 10-Year Treasury Note, contributed to the gain as they traded toward lower interest rates, higher prices, while the Eurodollar contributed a loss as the yield curve shifted to a slightly lower overall interest rate level.

The Partnership posted a loss for September. The currency sector posted a loss led by the British Pound. During September, the British Pound reversed a trend that began in January toward a higher value relative to the U.S. Dollar. After reaching a contract high in early August, the British Pound reversed direction and traded lower relative the U.S. Dollar. Of the other major foreign currencies, the Japanese Yen and Australian Dollar decreased in value relative to the U.S. Dollar. The Swiss Franc, Euro Currency, and Canadian Dollar traded in a narrow range and ended the month slightly lower relative to U.S. Dollar. The interest rate sector posted a gain for the month led by the 30-Year Treasury Bond. The 30-Year Treasury Bond continued a trend toward lower interest rates, higher prices that began late June. Of the remaining interest rate contracts, the Eurodollar, 5-Year Treasury Note, and 10-Year Treasury Note all contributed to the gain as they traded toward lower interest rates, higher prices. This movement reflects a general flattening of the yield curve and a shift to a slightly lower overall interest rate level.

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

THE PARTNERSHIP’S TRADING CAPITAL AT RISK IN DIFFERENT MARKET SECTORS

Sector	Value At Risk September 30, 2006	Value At Risk December 31, 2005
Currencies	-0.85%	-1.33%
Interest Rates	-0.45%	-0.25%
Entire Portfolio	-1.02%	-1.33%

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

The primary risk exposures of the Partnership as of September 30, 2006 were exchange rate and interest rate risk. The factors that can influence these rates can be domestic or foreign (primarily the G-7 countries) and include (but are not limited to) changes in government fiscal policy, changes in the balance of trade, changes in inflation rates and improvement or degradation of the overall economy.

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

See attached exhibit list.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2006.

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