Form 10-K
period 2006-12-31
BEACON FINANCIAL FUTURES FUND LP
filed 2007-04-30
CIK 1287031

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Total number of pages: 33 plus exhibits

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

Beacon Management Corporation (USA), the general partner and trading advisor of the Partnership (the “General Partner”), is registered as a commodity pool operator and commodity trading advisor with the National Futures Association (the “NFA”), an industry self-regulatory organization. In addition to making all trading decisions in its capacity as trading advisor, Beacon Management Corporation (USA) conducts and manages all aspects of business and administration of the Partnership in its role as General Partner. UBS Financial Services currently serves as the Partnership’s sole clearing broker. The Partnership may also use Man Financial as an additional clearing broker.

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

The Partnership engages in financial instrument trading in approximately 10 financial instrument contracts on domestic markets. All of the Partnership’s assets are currently allocated to the Enhanced Financial program which is concentrated in the financial markets such as interest rates and currency. As of December 2006, the Partnership’s risk allocations (as measured by Value at Risk (“VaR”)) were -0.44% and -1.24% in interest rate and currency markets, respectively. The contracts traded by the Partnership will fluctuate from time to time.

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

•

The Partnership has a limited operating history. As a consequence, potential investors are therefore unable to consider a long period of past performance results in making a decision whether to subscribe for Partnership units.

•

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

•	These are speculative securities. You could lose all or substantially all of your investment in the partnership.

•

The partnership’s trading in futures contracts, options on futures contracts and forward contracts is speculative and trading performance is expected to be volatile. You could lose your entire investment in the partnership.

•	Futures contracts are leveraged instruments, which accentuate the trading profit or trading loss on a trade.

•

The partnership is subject to certain conflicts of interest, including the ability of the general partner and its principals to trade for their own accounts, the setting of fees on a non arm’s-length basis, and any actions taken by the clearing brokers without consent from the partnership.

•	The partnership may be unable to close out open positions due to market conditions or trading limitations imposed by commodity exchanges.

•

If you redeem your units within the first six months after your initial purchase, you must pay a redemption charge equal to 4% of the net asset value of the units being redeemed; you will be charged a redemption fee equal to 3% on redemptions after the first six, but within the first eleven months, after your initial purchase.

•	The units will not be listed on an exchange and no other secondary market will exist for the units.

•

The fixed expenses of the partnership, including selling commissions, will be substantial. To break even, the partnership would need to earn an estimated annual return on assets of 3.50% assuming $50,000,000 in assets.

•	You will be taxed on your share of partnership income, even though the partnership may not make any distributions.

Item 1B.	Unresolved Staff Comments

Not applicable.

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

No matters were submitted to a vote of limited partners during the fiscal year 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established market for the Units of Limited Partnership. The Units are offered on a best efforts basis by both representatives of the General Partner and certain broker-dealers. An offering on a best efforts basis is one in which the securities dealers participating in the offering are under no obligation to purchase any of the securities being offered and, therefore, no specified number of securities are guaranteed to be sold and no specified amount of money is guaranteed to be raised. As of December 31, 2006, there were 10 Partners in the Partnership and 850.33 Units of General and Limited Partnership Interest outstanding.

Beacon Management Corporation (USA) has sole discretion in determining what distributions, if any, the Partnership will make to its Unit holders. Beacon Management Corporation (USA) has not made any distributions as of the date hereof.

The Partnership has no securities authorized for issuance under any equity compensation plans.

The following table shows for the periods indicated the high and low sales prices for units:

	HIGH	LOW
May 16, 2005 – June 30, 2005:	$1,000.00	$982.27
July 1, 2005 – September 30, 2005:	$981.10	$967.03
October 1, 2005 – December 31, 2005:	$1,012.51	$989.38

January 1, 2006 – March 31, 2006	$983.02	$972.03
April 1, 2006 – June 30, 2006	$965.58	$941.25
July 1, 2006 – September 30, 2006	$921.06	$907.14
October 1, 2006 - December 31, 2006	$935.69	$886.70

Item 6. Selected Financial Data.

The Partnership was formed on April 6, 2004 (inception) by the General Partner by an initial contribution of $1,000. There was no activity from inception to December 31, 2004. There was no significant activity from January 1, 2005 through May 15, 2005, the date the partnership began operations as commodity fund.

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005
Total trading gains and losses	$(2,885)	$31,762
Interest income	43,776	26,190
Total expenses	102,788	64,602
Net (loss)	(61,897)	(6,650)
Decrease in NAV per Unit	(57.51)	(6.79)

	As of December 31, 2006	As of December 31, 2005
Total assets	$928,296	$1,084,631
Total partners’ capital	795,647	1,062,044

The following summarized quarterly financial information presents the Partnership’s results of operations for the periods ending March 31, June 30, September 30 and December 31, 2006.

	1st Quarter 2006	2nd Quarter 2006	3rd Quarter 2006	4th Quarter 2006
Total trading gains and losses	$8,515	$(13,362)	$(7,225)	$9,187
Total income (loss)	19,731	(2,521)	3,918	19,763
Net income (loss)	(10,868)	(42,068)	(35,736)	26,775

Units in the Partnership are being offered on a continuous basis at closing dates at a price equal to the net asset value per unit at the close of business on each applicable closing date, which is the last business day of each month. Purchases and sales of units during the fourth quarter of 2006 were as follows:

	October	November	December
Units Purchased	28.01	0	0
Net Asset Value	$25,000	0	0

Units Sold	40.18	30.00	115.00
Net Asset Value	$35,858	$26,601	$107,605

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

Results of Operations

The rate of return for the year ended December 31, 2006 was -5.79%.

RESULTS OF OPERATIONS

	% Gains (Loss)
Sector	1st Quarter 2006	2nd Quarter 2006	3rd Quarter 2006	4th Quarter 2006

Currencies	-4.35%	-4.42%	-0.33%	1.71%

Interest Rates	5.16%	3.06%	-0.40%	-0.67%

Total	0.81%	-1.36%	-0.73%	1.049%

The Partnership posted a loss for January. The currency sector posted a loss led by the British pound. The British pound traded to a higher price relative to the U.S. dollar reversing a trend that began in early 2005. After declining nearly 10% since the beginning of 2005, the British pound increased in value sharply during January. Among the other major foreign currencies, the Canadian dollar, Australian dollar, euro, and Swiss franc gained relative to the U.S. dollar and the Japanese yen was unchanged. The interest rate sector posted a gain for the month led by the Eurodollar market, as the trend toward higher short-term U.S. interest rates resumed. This price movement reflected the expectation that the Federal Reserve will continue to raise short-term interest rates during the months ahead. The remaining interest rate contracts generated small losses as the yield curve continued to invert with short maturity yields increasing relative to longer maturity yields.

The Partnership posted a loss for February. The currency sector posted a loss led by the Japanese yen. The Japanese yen traded to a higher price relative to the U.S. dollar reversing a trend that began in early 2005. After declining nearly 14% since the beginning of 2005, the yen increased in value in early January, declined in late January, and then increased in value during February. Among the other major foreign currencies, the British pound, Australian dollar, Euro currency unit, and Swiss franc declined relative to the U.S. dollar, and the Canadian dollar increased relative to the U.S. dollar. The interest rate sector posted a gain for the month led by the Eurodollar market, as the trend toward higher short-term U.S. interest rates resumed. This price movement reflected the expectation that the Federal Reserve would continue to raise short-term interest rates during the months ahead. The remaining interest rate contracts generated mixed results with the 10-Year and 5-Year Treasury Note generating small gains and the 30-Year Treasury Bond a small loss as the yield curve continued to invert with short maturity yields increasing relative to longer maturity yields.

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

The Partnership posted a loss for October. The currency sector posted a loss led by the Canadian Dollar. During October, the Canadian Dollar value relative to the U.S. Dollar was volatile. The value declined early in the month. Mid-month, the trend reversed with the currency gaining relative to the U.S. Dollar. And finally, at month end, the value settled slightly lower relative to the U.S. Dollar. Of the other major foreign currencies, the British Pound and Australian Dollar increased in value relative to the U.S. Dollar. The Swiss Franc, Euro Currency, and Japanese Yen initially traded lower but ended the month unchanged relative to U.S. Dollar.

The interest rate sector posted a loss for the month led by the Eurodollar. The Eurodollar, reflecting short-term U.S. interest rates, reversed a trend toward lower short-term rates that began in early July 2006. During the first three weeks of October, short-term rates moved steadily higher. During the last week, this trend reversed slightly, but rates were still higher for the month. Of the remaining interest rate contracts, the 30-Year Treasury Bond, 5-Year Treasury Note, and 10-Year Treasury Note initially moved lower in price, higher in yield, in sympathy with short-term rates but ended the month nearly unchanged.

The Partnership posted a loss for November. The currency sector posted a gain led by the Canadian Dollar. During November, the Canadian Dollar resumed a trend towards a lower value relative to the U.S. Dollar that began in May 2006. All of the other major foreign currencies, the British Pound, Australian Dollar, Japanese Yen, Euro Currency, and Swiss Franc, increased in value relative to the U.S. Dollar. The interest rate sector posted a gain for the month led by the 30-Year Treasury Bond. The 30-Year Treasury Bond, reflecting long-term U.S. interest rates, continued a trend toward lower long-term interest rates that began in early July 2006. Of the remaining interest rate contracts, the 5-Year Treasury Note and 10-Year Treasury Note moved higher in price, lower in yield, and the Eurodollar traded in a narrow range early in the month, but also ended the month on a firm tone.

The Partnership posted a gain for December (net of a reimbursement of offering expenses by the General Partner). The currency sector posted a gain led by the Canadian Dollar. During November, the Canadian Dollar continued a trend towards a lower value relative to the U.S. Dollar that began in May 2006. All of the other major foreign currencies, the British Pound, Australian Dollar, Japanese Yen, Euro Currency, and Swiss Franc, also decreased in value relative to the U.S. Dollar. The interest rate sector posted a loss for the month led by the 30-Year Treasury Bond. The 30-Year Treasury Bond, reflecting long-term U.S. interest rates, reversed a trend toward lower long-term interest rates that began in early July 2006. During the previous five months, long-term rates had moved steadily lower. December reversed this trend. The remaining interest rate contracts, the 10-Year Treasury Note, 5-Year Treasury Note, and Eurodollar, moved lower in price, higher in yield, reflecting a gradual shift to higher U.S. interest rates along the yield curve.

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

THE PARTNERSHIP’S TRADING CAPITAL AT RISK IN DIFFERENT MARKET SECTORS

Value at Risk and Trading Gains/Losses by Sector

For the Years Ended December 31, 2006 and December 31, 2005

	Value At Risk		Rate of Return
Sector	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005

Currencies	-1.24%	-1.33%	-7.33%	3.50%

Interest Rates	-0.44%	-0.25%	7.23%	-0.34%

Entire Portfolio	-1.24%	-1.33%	-0.26%[1]	3.16%[2]

[1]

Of the return for the three months ended December 31, 2006, approximately -0.26% was due to trading losses net of commissions, 4.52% due to interest income, and -10.05% due to fees and operating costs borne by the Partnership giving a net return of -5.79%.

[2]

Of the return for the three months ended December 31, 2005, approximately 3.16 was due to trading losses net of commissions, 2.61% due to interest income, and -6.45 due to fees and operating costs borne by the Partnership giving a net return of -0.68%.

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

The primary risk exposures of the Partnership as of December 31, 2006 are exchange rate and interest rate risk. The factors that can influence these rates can be domestic or foreign (primarily the G-7 countries) and include (but are not limited to) changes in government fiscal policy, changes in the balance of trade, changes in inflation rates and improvement or degradation of the overall economy.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2006:

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

Item 8. Financial Statements and Supplementary Data

Financial statements meeting the requirements of Regulation S-X appear beginning on Page 19 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 12, 2007, The Beacon Financial Futures Fund, L.P. (the “Partnership”) was notified that a majority of the partners of Altschuler, Melvoin and Glasser LLP (“AM&G”) had become partners of McGladrey & Pullen, LLP (“M&P”) and, as a consequence, that AM&G was compelled to resign and would no longer be the auditor for the Partnership. M&P was appointed as the Partnership’s new auditor.

The report of AM&G on the Partnership’s financial statements for the year ended December 31, 2005 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the period from August 1, 2005 through December 31, 2005 and through January 12, 2007, neither the Partnership nor anyone on its behalf consulted M&P regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements, nor had M&P provided to the Partnership a written report or oral advice regarding such principles or audit opinion.

During the interim period from August 1, 2005 through December 31, 2005 and through January 12, 2007, there were no disagreements with AM&G on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of AM&G, would have caused it to make reference to the subject matter of the disagreements in connection with their respective report on the financial statements for such period.

Effective August 1, 2005, the Partnership engaged AM&G as the Partnership’s auditor to audit the Partnership’s financial statements for the year ending December 31, 2005. AM&G replaced Deloitte & Touche LLP (“Deloitte”), which had previously been engaged for the same purpose, and whose dismissal was effective July 15, 2005. The decision to change the Partnership’s principal accountants was approved by the Partnership’s General Partner on July 8, 2005.

The report of Deloitte on the Partnership’s financial statements of financial condition as of December 31, 2004 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the period through December 31, 2004, and in the subsequent interim period through August 1, 2005, neither the Partnership nor anyone on its behalf consulted AM&G regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements, nor had AM&G provided to the Partnership a written report or oral advice regarding such principles or audit opinion.

During the period through December 31, 2004 and in the subsequent interim period through July 8, 2005, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with their respective report on the financial statements for such period.

Item 9A. Controls and Procedures

Beacon Management Corporation (USA), the General Partner of the Partnership, with the participation of the General Partner’s chief executive officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Partnership as of the end of the year covered by this annual report. Based on this evaluation, our Chief Executive Officer concluded that these disclosure controls and procedures were effective, except as discussed in the next paragraph below, in timely alerting him to material information relating to the Partnership required to be included in our periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The General Partner has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the General Partner’s Chief Executive Officer concluded that the disclosure controls and procedures were effective at reaching that level of reasonable assurance, except as discussed in the next paragraph below.

The General Partner has identified a material weakness within its internal control framework relating to the preparation and timeliness of financial reporting and in connection with the adequacy of segregation of duties. The General Partner attributes this material weakness to limited personnel resources. Though the partnership has implemented levels of supervisory reviews and employs a temporary workforce from time to time, there can be no assurance that these measures can definitively prevent transactional errors from occurring or provide the necessary accounting and financial reporting support to the General Partner’s accounting and finance department.

There was no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the twelve months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

There was no information required to be disclosed in a report on form 8-K during the fourth quarter of 2006.

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

Grant W. Schaumburg, Jr., age 61, is the chairman of the General Partner. He has worked for the General Partner and affiliated firms since 1978 and began his future career as a commodity trading advisor in 1973. He participated in management consulting work for large corporations and contract research for government agencies from 1970 to 1982. He was a partner of Comtrade Associates, a commodity trading advisor that managed futures accounts from 1980 to 1982. Mr. Schaumburg served as trading systems manager for Commodities Corporation from 1982 to 1987, and also was an associated person with that firm from 1984 to 1993. He was a founder of Mount Lucas Management Corporation and Mount Lucas Index Management Corporation, and was president of these firms from their inception through July 1999. Mr. Schaumburg is registered as a commodity trading advisor and a commodity pool operator and is a member of the NFA. Mr. Schaumburg received an AB magna cum laude from Harvard College with highest honors in applied mathematics and a PhD in economics from Harvard University.

Mark S. Stratton, age 49, is the chief executive officer and president of the General Partner. He has worked for the General Partner and its affiliates since 1984, and became a principal in 1991. Mr. Stratton began his futures career in 1972 at Commodities Corporation where he was senior research associate. He was a founder of Mount Lucas Management Corporation and Mount Lucas Index Management Corporation and senior vice president of these firms from their inception through July 1999. He is responsible for operations, data processing, trading, and research, and developed the General Partner’s trade simulation, trade accounting and data processing software. Mr. Stratton attended the University of Chicago.

Thomas J. Nash, age 61, is vice president of administration for the General Partner. He joined the General Partner in 1999, and became a principal in July 2000. Prior to May 1990, he held a variety of positions with The Prudential Insurance Company of America and the Prudential Asset Management Company, including assignments involving marketing, marketing support, product development, and administration. From May 1990 until March 1999, he was a principal of Zaramba-Nash Financial Services, Inc., a consulting organization that he co-founded. Mr. Nash received a BS in Marketing from Fairleigh Dickinson University, an MBA with a concentration in finance from Seton Hall University, and has worked in the finance industry since 1963.

John W. Fryback, age 59, is director of marketing for the General Partner. He is responsible for developing and maintaining relationships with institutional clients and commodity pool operators. He joined the General Partner in January 2000, and became a principal in February 2001. Mr. Fryback has worked in the field of finance since 1971, holding various futures-related positions with Reynolds Securities, Inc. from 1976 to 1979; Elms Capital Management Corp. from 1979 to 1981; Kidder Peabody & Co. Inc. from 1981 to 1988; and Chemical Bank from 1989 to 1991. From 1991 to present, Mr. Fryback has been a registered associated person and president of Fryback Associates, Inc., a consulting firm, which markets a variety of futures products for the General Partner and its affiliates as an independent contractor. Mr. Fryback is also a registered associated person of Mount Lucas Management Corporation. Mr. Fryback received a BA in business management from Indiana University and has worked in the finance industry since 1991.

There has never been a material administrative, civil or criminal action brought against Beacon Management Corporation (USA) or any of its directors, executive officers, promoters or control persons.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the rules governing the requirements of filing Forms 3, 4 and 5 pursuant to Section 16(a) of the Exchange Act, the Partnership has determined that Beacon Management Corporation (USA), Grant W. Schaumburg, Jr., Chairman of the General Partner, and Mark S. Stratton, Chief Executive Officer and President of the General Partner were each late in filing a Form 3 in 2006.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2006, 661.45 Units of Limited Partnership are owned or held by Grant W. Schaumburg, Jr., an officer and director of Beacon Management Corporation (USA). These units represent 77.8% of the class.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Grant W. Schaumburg, Jr.	511.45 Units in direct ownership investment; 150 Units beneficially owned through Beacon Management Corporation (USA)	77.8%

(b)	Security Ownership of Management. As of December 31, 2006, Grant W. Schaumburg, Jr. indirectly owned 150.0 Units of Limited Partnership Interest having a value of $140,354 through Beacon Management Corporation (USA).

Item 13. Certain Relationships and Related Transactions

See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.

Item 14. Principal Accounting Fees and Services

M&P and RSM McGladrey, Inc. (“RSM”), an affiliate of M&P, have billed and anticipate billing the Partnership as follows for the year ended December 31, 2006. As we have previously discussed, a majority of the partners of AM&G became partners of M&P. As a consequence, AM&G resigned as auditors of the Partnership effective January 12, 2007 and M&P were appointed as auditors for the Partnership’s annual financial statements for the year ending December 31, 2006. AM&G and RSM billed the Partnership as follows for the year ended December 31, 2006 and 2005:

M&P, AM&G, and RSM have billed and anticipate billing the Partnership as follows for the years ended December 31, 2006 and 2005.

FEE CATEGORY	2006	2005
Audit Fees - M&P	$17,000	$	None
Quarterly Fees - AM&G	$33,700		32,893
Tax Fees - RSM	$7,000		$6,000

TOTAL FEES	$57,700		$38,893

(a)	Audit Fees:

Audit fees consist of fees for professional services rendered for the audit of the Partnership’s financial statements as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

Quarterly fees consist of fees for review of financial statements included in the Partnership’s quarterly reports.

(b)	Audit-Related Fees.

There were no audit related fees billed by M&P or AM&G during the years ended December 31, 2006 and 2005.

(c)	Tax Fees.

For the years ended December 31, 2006 and 2005, RSM provided tax compliance services, which related to the preparation of U.S. and applicable state income tax returns.

(d)	All Other Fees.

There were no other fees billed by M&P, AM&G or RSM during the years ended December 31, 2006 and 2005.

(e)	The Board of Directors of the General Partner approved all of the services described above. The Board of Directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	See Financial Statements beginning on page 18 hereof.

2.

Schedules:

Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

3.	Exhibits:

NUMBER	DESCRIPTION OF DOCUMENT
1.01	Form of Selling Group Manager Agreement among the Registrant, Beacon Management Corporation (USA) and Uhlmann Price Securities, LLC.*
1.02	Form of Selected Selling Agent Agreement between Uhlmann Price Securities, LLC and selling agents.*
3.01	Form of Limited Partnership Agreement of the Registrant (included as Exhibit A to the prospectus).*
10.01	Advisory Agreement between the Registrant and Beacon Management Corporation (USA)*
10.02	Customer Agreement between the Registrant and Man Financial Inc.*
10.03	Customer Agreement between the Registrant and UBS Securities.*
16.01	Letter from the Registrant’s former independent accountant, Deloitte & Touche LLP, regarding its concurrence the statements made by the registrant in its current report on Form 8-K dated July 18, 2005 concerning their dismissal as the registrant’s principal accountant.*
16.02	Letter from the Registrant’s former independent accountant, Altschuler, Melvoin and Glasser LLP, regarding its concurrence the statements made by the registrant in its current report on Form 8-K dated January 12, 2007 concerning their resignation as the registrant’s principal accountant.*
20.01	Form of Subscription Requirements to be executed by each purchaser of units (included as Exhibit B to the prospectus).*
20.02	Form of Subscription Agreement and Power of Attorney to be executed by each purchaser of units (included as Exhibit C to the prospectus).*
31.01	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed Previously

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2007.

The Beacon Financial Futures Fund, L.P.

By:	Beacon Management Corporation (USA). General Partner

By:	/s/ Mark S. Stratton
Mark S. Stratton
Chief Executive Officer

THE BEACON FINANCIAL FUTURES FUND, L.P.

ANNUAL REPORT

December 31, 2006

THE BEACON FINANCIAL FUTURES FUND, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

The Beacon Financial Futures Fund, L.P.

We have audited the accompanying statement of financial condition, including the condensed schedule of investments, of The Beacon Financial Futures Fund, L.P. (the “Partnership”) as of December 31, 2006 and the related statements of operations, changes in partners’ capital, cash flows and financial highlights for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of The Beacon Financial Futures Fund, L.P. as of December 31, 2006, and the results of its operations, changes in partners capital, cash flows and financial highlights for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois

April 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners of

The Beacon Financial Futures Fund, L.P.

We have audited the accompanying statement of financial condition of The Beacon Financial Futures Fund, L.P. (the “Fund”), including the condensed schedule of investments, as of December 31, 2005 and the related statements of operations, changes in partners’ capital, cash flows and the financial highlights for the year then ended. These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of The Beacon Financial Futures Fund, L.P. as of December 31, 2005 and the results of its operations and changes in partners’ capital, and the financial highlights for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois

March 20, 2006

The Beacon Financial Futures Fund, L.P.

Statements of Financial Condition

December 31, 2006 and 2005

	December 31, 2006	December 31, 2005
ASSETS
Equity in Brokerage Accounts
Cash	$810,883	$1,022,740
Net Unrealized Gain on Open Futures Contracts	12,745	2,187

Total Equity in Brokerage Accounts	823,628	1,024,927

Other Cash	18,642	32,665
Escrow Accounts Receivable	—	10,000
Accounts Receivable	77,728	14,203
Other Assets	8,298	2,836

TOTAL ASSETS	$928,296	$1,084,631

LIABILITIES & PARTNERS’ CAPITAL
Liabilities
Accrued Expenses	$22,055	$17,052
Accrued Commissions	310	115
Fixed Asset Fee Payable	2,742	5,420
Redemptions Payable	107,542	—

Total Liabilities	132,649	22,587

Partners’ Capital
General Partner’s Capital (units outstanding December 31, 2006—150.00, December 31, 2005—485.00)	140,354	481,706
Limited Partners’ Capital (units outstanding December 31, 2006—700.33, December 31, 2005—584.31)	655,293	580,338

Total Partners’ Capital	795,647	1,062,044

TOTAL LIABILITIES & PARTNERS’ CAPITAL	$928,296	$1,084,631

See Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Condensed Schedules of Investments

December 31, 2006 and December 31, 2005

	December 31, 2006		December 31, 2005
Description	Value	% of Net Asset Value	Value	% of Net Asset Value
LONG FUTURES CONTRACTS
Currencies	$(2,325)	-0.29%	$(2,900)	-0.27%
Interest rates	(9,398)	-1.18%	0	0.00%

Total long futures contracts	(11,723)	-1.47%	(2,900)	-0.27%

SHORT FUTURES CONTRACTS
Canadian Dollar[1]	17,630	2.21%
Other Currencies	2,300	0.29%	6,866	0.65%
Interest rates	4,538	0.57%	(1,780)	-0.17%

Total short futures contracts	24,468	3.07%	5,087	0.48%

Total futures contracts	$12,745	1.60%	$2,187	0.21%

[1]	16 contracts for March 2007 delivery

See Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Statements of Operations

For the Years Ended December 31, 2006 and December 31, 2005(2)

	Year Ended December 31,
	2006	2005
Trading Gains and Losses
Change in Unrealized	$10,558	$2,187
Realized	(8,695)	32,106
Brokerage Commissions	(4,747)	(2,531)

Total Trading Gains and Losses	(2,885)	31,762

Investment Income
Interest Income	43,776	26,190

Total Investment Income	43,776	26,190

Expenses
Fixed Asset Fee	61,218	42,238
Professional Fees	62,469	28,014
Operating Expenses	4,858	9,519
Offering Expenses	62,728	2,500

Total Expenses Before Reimbursement of Expenses	191,273	82,271

Less: Reimbursement of Expenses	88,485	17,669

Net Expenses	102,788	64,602

Net Investment Loss	(59,012)	(38,412)

Net (Loss)	$(61,897)	$(6,650)

Net (Loss) per General and Limited Partner Unit (Based on weighted-average number of units outstanding during the period)	$(57.52)	$(6.79)

(Decrease) in Net Asset Value per General Partner and Limited Partner Unit	$(57.52)	$(6.79)

(2)

The Partnership was formed on April 6, 2004 (inception) by the General Partner by an initial contribution of $1,000. There was no activity from inception to December 31, 2004. There was no significant activity from January 1, 2005 through May 15, 2005, the date the partnership began operations as commodity fund.

See Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2006 and December 31, 2005 (2)

	Partners’ Capital
	General		Limited		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at January 1, 2005	1.00	$1,000	0.00	$—	1.00	$1,000

Net Income (Loss) for the Year Ended December 31, 2005		(14,988)		8,338		(6,650)
Additions	999.00	999,000	584.31	572,000	1,583.31	1,571,000
Redemptions	(515.00)	(503,306)	—	—	(515.00)	(503,306)

Balances at December 31, 2005	485.00	$481,706	584.31	$580,338	1,069.31	$1,062,044

Net (Loss) for the Year Ended December 31, 2006		(28,105)		(33,792)		(61,897)
Additions		—	136.31	127,000	136.31	127,000
Redemptions	(335.00)	(313,247)	(20.29)	(18,253)	(355.29)	(331,500)

Balances at December 31, 2006	150.00	$140,354	700.33	$655,293	850.33	$795,647

(2)

The Partnership was formed on April 6, 2004 (inception) by the General Partner by an initial contribution of $1,000. There was no activity from inception to December 31, 2004. There was no significant activity from January 1, 2005 through May 15, 2005, the date the partnership began operations as commodity fund.

The Beacon Financial Futures Fund, L.P.

Net Asset Value Per General and Limited Partner Unit

December 31, 2006	December 31, 2005
$935.69	$993.21

See Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Statements of Cash Flows

For the Years Ended December 31, 2006 and December 31, 2005(1)

	December 31, 2006	December 31, 2005

OPERATING ACTIVITIES
Net Loss	$(61,897)	$(6,650)
Change in Operating Assets and Liabilities
Equity in Brokerage Accounts	201,299	(1,024,927)
Escrow Accounts Receivable	10,000	(10,000)
Accounts Receivable	(63,525)	(14,203)
Other Assets	(5,462)	(2,836)
Accrued Expenses	5,003	17,052
Accrued Commissions	195	115
Fixed Asset Fee payable	(2,678)	5,420

Net Cash Provided By (Used In) Operating Activities	82,935	(1,036,029)

FINANCING ACTIVITIES
Partner Additions	127,000	1,571,000
Partner Redemptions	(223,958)	(503,306)

Net Cash Provided By (Used In) Financing Activities	(96,958)	1,067,694

Net cash Increase (decrease) for the Year	(14,023)	31,665
Cash at Beginning of the Year	32,665	1,000

Cash at End of the Year	$18,642	$32,665

Supplemental Schedule of Noncash Financial Activities: Partner redemptions of $107,542 during 2006 were unpaid at December 31, 2006.

(1)	The Partnership’s operations did not commence until May 16, 2005 and as such there were no operations, changes in partners’ capital, cash flows, or financial highlights for the period from April 12, 2004 through December 31, 2004.

See Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Financial Highlights

For the Years Ended December 31, 2006 and December 31, 2005(2)

	Year Ended December 31, 2006	Year Ended December 31, 2005 (1)

Per Unit Performance

Net Asset Value per unit at the beginning of the period	$993.21	$1,000.00

Income
Trading Gains and Losses	(2.92)	31.10
Investment Income
Interest Income	42.47	25.86
Expenses
Fixed Asset Fee	(59.34)	(41.69)
Other Expenses	(37.73)	(22.06)

Total Expenses	(97.07)	(63.75)

Net Investment Loss	(54.60)	(37.89)

Net Loss per Unit	(57.52)	(6.79)

Net Asset Value per unit at the end of the period	$935.69	$993.21

Net investment loss as a percentage of Partners’ Capital(3)	-5.55%	-5.77%
Expenses as a percentage of Partners’ Capital(3)	-10.06%	-9.69%
Total return(4)	-5.79%	-0.68%

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
(2)

The Partnership’s operations did not commence until May 16, 2005 and as such there were no operations, changes in partners’ capital, cash flows, or financial highlights for the period April 12, 2004 through December 31, 2004.

(3)	Annualized for the period from May 16, 2005 (commencement of operations) to December 31, 2005.
(4)	Not annualized.

See Notes to the Financial Statements.

Note 1: Nature of Operations and Significant Accounting Policies

Nature of Operations: The Beacon Financial Futures Fund, L.P. (a Delaware limited partnership) (the “Partnership”) was organized on April 6, 2004 to engage in speculative trading of a diversified portfolio of commodity interests including futures, options on futures and forward contracts. The Partnership’s limited partnership agreement provides, among other things, that the Partnership shall dissolve no later than December 31, 2052. Beacon Management Corporation (USA), the general partner of the Partnership (the “General Partner”), is registered as a commodity pool operator and commodity trading advisor with the National Futures Association (the “NFA”), an industry self-regulatory organization. UBS Financial Services currently serves as the Partnership’s sole clearing broker. The Partnership may also use Man Financial as an additional clearing broker. The General Partner conducts and manages the business of the Partnership. The General Partner is also the commodity trading advisor of the Partnership. The General Partner made an investment in the Partnership equal to, and will maintain its interest in, the capital of the Partnership at no less than the greater of: (a) 1% of the total investments in the Partnership by all Partners or (b) $25,000. These contributions by the General Partner need not exceed the amount described above and are evidenced by units of General Partnership Interest (“Unit(s) of General Partnership Interest”). As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government, which regulates most aspects of the commodity futures industry; rules of the NFA; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades. As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Significant Accounting Policies: The following are the significant accounting policies of the Partnership:

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

Organization and Offering Expenses—Initial organizational and offering costs were paid by Uhlmann Price Securities, LLC (the “Selling Group Manager”) and the General Partner. The Selling Group Manager and the General Partner were not reimbursed by the Partnership for such costs. Other offering costs are amortized to expense on a straight line basis over periods from nine to twelve months. In December 2006, the Beacon Management Corporation, as the General Partner of the Beacon Financial Futures Fund, LP, elected to reimburse the Fund in the amount of $52,071 for certain continuing offering expenses that had already been incurred by the Fund throughout the year. Furthermore, Beacon intends to reimburse the Partnership for any future offering expenses in excess of 0.5% of net assets per year at the time that they are incurred.

Income Taxes—The Partnership is a partnership for federal income tax purposes and Partnership income or loss will be includable in the income tax returns of the individual partners. Accordingly, the Partnership is not subject to federal income taxes.

Change in Accounting Principle—Pursuant to the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150), redemptions approved by the General Partner prior to year end with a fixed effective date and fixed amount should be recorded as redemptions payable as of year end. FAS 150 became effective for the Partnership during the year ended December 31, 2005.

Recent Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements. ”SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Partnership on January 1, 2008. Management is currently evaluating the provisions of SFAS 157 and its potential effect on its financial statements.

On July 13, 2006, the FASB released FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” off being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for the Partnership on January 1, 2007 and is to be applied to all open tax years as of the effective date. Management does not believe the guidance provided by FIN 48 will have a material effect on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, providing guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. SAB 108 is effective for the Partnership for the year ended December 31, 2006. The adoption of SAB 108 did not have a material effect on the Partnership’s financial statements.

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

Note 3: Partnership Fees and Expenses

Fixed Asset Fee: The Partnership pays the General Partner a fixed, monthly Fixed Asset Fee of 0.525%, or 6.30% annually, of the Partnership’s month-end net asset value. Out of this Fixed Asset Fee, the General Partner pays all introducing, initial and ongoing servicing fees, management fees, trading advisory fees and any other transaction costs of the Partnership except brokerage fees, NFA, exchange and clearing fees, which are paid separately by the partnership and are estimated at 0.50% annually of net asset value. The Partnership paid fixed asset fees of $61,218 and $42,238 for the years ended December 31, 2006, and 2005, respectively. The General Partner retains any excess amount. Included in the Fixed Asset Fee are the following amounts that are earned by the General Partner and Uhlmann Price Securities, LLC, the Selling Group Manager.

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

Incentive Fees: The Partnership makes an incentive allocation equal to 20% of trading profits to the capital account of the General Partner each quarter. Trading profits means the net new profits (realized and unrealized), excluding interest income, decreased by monthly Fixed Asset Fee and other operating expenses that are chargeable to the Partnership’s net assets, with these trading profits and items of decrease determined from the end of the last period for which an incentive fee was earned. Extraordinary expenses of the Partnership, if any, are not deducted in determining trading profits. If the Partnership makes an incentive allocation and the Partnership fails to earn new trading profits for any subsequent period, the General Partner’s capital account will retain the incentive allocation previously made. However, the Partnership will not make any subsequent incentive allocation until these losses have been recovered and the Partnership has again earned new trading profits. There were no incentive fees earned by the General Partner for the years ended December 31, 2006 and 2005.

Other Operating Expenses: The Partnership pays all of its own direct legal, accounting, administrative, filing, reporting and data processing expenses. The Partnership will not pay more than 0.50% of net assets in annual audit fees provided the Partnership has not issued more than $5 million in subscriptions. Any excess audit fees are reimbursed by the General Partner. As of December 31, 2006 and December 31, 2005, accounts receivable includes $74,242 and $3,769, respectively, that is due from the General Partner. In accordance with Section IV.C. of the NASAA Registration of Commodity Pool Programs, the Brokerage commissions of the Partnership may not exceed 14% of the Partnership’s average monthly net assets as of the last day of each month during the calendar year. The General Partner will bear any fees in excess of these limitations.

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

	Futures Contracts (exchange traded) December 31, 2006	Futures Contracts (exchange traded) December 31, 2005
Gross unrealized gains	$25,168	$16,291
Gross unrealized losses	(12,423)	(14,104)

Net unrealized gain	$12,745	$2,187

Open contracts generally mature within three months; as of September 30, 2006, the latest maturity date for open futures contracts is December 2006.

Concentration of Credit Risk: The Partnership uses UBS Securities as clearing broker (“Clearing Broker”). In the event this Clearing Broker did not fulfill its obligation, the Partnership may be exposed to risk. This risk of default depends in part on the creditworthiness of these Clearing Broker. The Partnership attempts to minimize this credit risk by monitoring the creditworthiness of the Clearing Broker. The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received. The amount of required margin and good faith deposits with the Clearing Broker usually range from 9% to 17% of net asset value. As of December 31, 2006, the Partnership maintained broker cash balances of $810,882 to satisfy such requirements, which equals 94% of net asset value.

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

Note 6: Reimbursement of Certain Continuing Offering Expenses

In December 2006, the General Partner elected to reimburse the Partnership in the amount of $52,071 for certain continuing offering expenses that had already been incurred by the Partnership throughout the year.

The General Partner did not make the decision to reimburse the Partnership until late December 2006. Prior to that point in time, the intention was to let the Partnership incur these expenses directly. During the prior 11 months of 2006 the Partnership paid for these expenses and they were reflected in both the 10-Qs filed for the Partnership and in all performance reporting. When it became clear that asset gathering for the Partnership was substantially below original expectation, the General Partner elected to reimburse the Partnership due to the large impact these expenses had on performance due to the Partnership’s small asset base.

The impact of this one-time reimbursement increased the December total return by 6.08% (from -0.56% to +5.53%) and the total return for the year ended December 31, 2006 by 5.42% (from -11.21% to -5.79%). For purposes of presentation within these financial statements, the reimbursement is shown as a separate income item and expenses are shown without the reimbursement.

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E1
32.01	Certification by Chief Executive Officer	E2