Form 10-Q
period 2007-03-31
BEACON FINANCIAL FUTURES FUND LP
filed 2007-07-06
CIK 1287031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Total number of Pages: 18 plus exhibits

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements of The Beacon Financial Futures Fund, L.P. are included in Item 1:

The Beacon Financial Futures Fund, L.P.

Statements of Financial Condition

March 31, 2007 (Unaudited) and December 31, 2006

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Equity in Brokerage Accounts
Cash	$632,558	$810,883
Net Unrealized Gain on Open Futures Contracts	636	12,745

Total Equity in Brokerage Accounts	633,194	823,628

Other Cash	6,980	18,642
Accounts Receivable	97,014	77,728
Other Assets	—	8,298

TOTAL ASSETS	$737,188	$928,296

LIABILITIES & PARTNERS’ CAPITAL
Liabilities
Accrued Commissions	$71	$310
Fixed Asset Fee Payable	7,682	2,742
Accrued Expenses	16,670	22,055
Redemptions Payable	47,917	107,542

Total Liabilities	72,340	132,649

Partners’ Capital
General Partner’s Capital (units outstanding March 31, 2007 — 15.00, December 31, 2006 — 150.00)	13,733	140,354
Limited Partners’ Capital (units outstanding March 31, 2007 — 711.15, December 31, 2006 — 700.33)	651,115	655,293

Total Partners’ Capital	664,848	795,647

TOTAL LIABILITIES & PARTNERS’ CAPITAL	$737,188	$928,296

See Accompanying Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Condensed Schedules of Investments

March 31, 2007 (Unaudited) and December 31, 2006

	March 31, 2007		December 31, 2006
	(Unaudited)
Description	Value	% of Partners’ Capital	Value	% of Partners’ Capital
LONG FUTURES CONTRACTS
Currencies	$5,793	0.87%	$(2,325)	-0.29%
Interest Rate Instruments	(2,409)	-0.36%	(9,398)	-1.18%

Total long futures contracts	3,384	0.51%	(11,723)	-1.47%

SHORT FUTURES CONTRACTS
Canadian Dollar[1]			$17,630	2.21%
Other Currencies	(2,748)	-0.41%	2,300	0.29%
Interest Rate Instruments	—	0.00%	4,538	0.57%

Total short futures contracts	(2,748)	-0.41%	24,468	3.07%

Total futures contracts	$636	0.10%	$12,745	1.60%

[1]	16 contracts for March 2007 delivery

See Accompanying Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Statements of Operations

For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited)
Income

Trading Gains and Losses
Change in Unrealized	$(12,109)	$33,031
Realized	305	(22,320)
Brokerage Commissions	(489)	(2,195)

Total Trading Gains and Losses	(12,293)	8,516

Investment Income
Interest Income	8,412	11,216

Expenses

Fixed Asset Fee	12,038	16,552
Professional Fees	8,029	13,629
Operating Expenses	809	2,789
Offering Expenses	8,580	4,629

Total Expenses Before Reimbursement of Expenses	29,456	37,599

Less: Reimbursement of Expenses	(18,375)	(7,000)

Net Expenses	11,082	30,599

Net Investment Loss	(2,670)	(19,383)

Net Loss	$(14,963)	$(10,867)

Net loss per General and Limited Partner Unit (Based on weighted average number of units outstanding during the period)	$(20.11)	$(10.16)

Decrease in Net Asset Value per General Partner and Limited Partner Unit	$(20.11)	$(10.16)

See Accompanying Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

	Partners’ Capital
	General		Limited		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2006 (Unaudited)
Balances at December 31, 2005	485.00	$481,706	584.31	$580,338	1,069.31	$1,062,044

Net Loss for the Three Months Ended March 31, 2006		(4,937)		(5,930)		(10,867)

Additions	—	—	2.05	2,000	2.05	2,000

Redemptions	(50.00)	(49,152)	—	—	(50.00)	(49,152)

Balances at March 31, 2006	435.00	$427,617	586.36	$576,408	1,021.36	$1,004,026

Three Months EndedMarch 31, 2007 (Unaudited)
Balances at December 31, 2006	150.00	$140,354	700.33	$655,293	850.33	$795,647

Net Loss for the Three Months Ended March 31, 2007	—	(421)	—	(14,542)	—	(14,963)

Additions	—	—	20.89	20,000	20.89	20,000

Redemptions	(135.00)	(126,200)	(10.07)	(9,636)	(145.07)	(135,836)

Balances at March 31, 2007	15.00	$13,733	711.15	$651,115	726.15	$664,848

The Beacon Financial Futures Fund, L.P.

Net Asset Value Per General and Limited Partner Unit

(Unaudited)

March 31, 2007	December 31, 2006	March 31, 2006	December 31, 2005
$ 915.58	$935.69	$983.05	$993.21

See Accompanying Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

	March 31, 2007	March 31, 2006
OPERATING ACTIVITIES
Net Loss	$(14,963)	$(10,867)
Change in Operating Assets and Liabilities
Equity in Brokerage Accounts	190,434	(5,476)
Accounts Receivable	(19,286)	(8,025)
Other Assets	8,297	(24,254)
Escrow Accounts Receivable	—	3,000
Accrued Expense	(5,384)	8,968
Accrued Commission	(239)	371
Fixed Asset Fee Payable	4,940	137
Rejected Subscriptions Payable	—	7,000

Net Cash Provided By (Used In) Operating Activities	163,799	(29,146)

FINANCING ACTIVITIES
Partner Additions	20,000	2,000
Partner Redemptions	(195,461)	—

Net Cash Provided By (Used In) Financing Activities	(175,461)	2,000

Net Cash Increase (Decrease) for the Period	(11,662)	(27,146)
Cash at Beginning of the Period	18,642	32,665

Cash at End of the Period	$6,980	$5,519

Supplemental Schedule of Noncash Financial Activities: Partner redemptions of $47,917 during the three months ended March 31, 2007 were unpaid at March 31, 2007. Partner redemptions of $49,151 during the three months ended March 31, 2006 were unpaid at March 31, 2006.

The Beacon Financial Futures Fund, L.P.

Financial Highlights

For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited)
Per Unit Performance
Net Asset Value per unit at the beginning of the period	$935.69	$993.21

Income
Trading Gains and Losses	(16.88)	7.92

Investment Income
Interest Income	10.30	10.48

Expenses
Fixed Asset Fee	(14.81)	(15.44)
Other Expenses	1.28	(13.12)

Total Expenses	(13.53)	(28.56)

Net Investment Loss	(3.23)	(18.08)

Net Loss per Unit	(20.11)	(10.16)

Net Asset Value per unit at the end of the period	$915.58	$983.05

Net investment loss as a percentage of Average Partners’ Capital(1)	-1.40%	-7.41%

Expenses as a percentage of Average Partners’ Capital(1)	-5.77%	-11.69%

Total return(2)	-2.15%	-1.02%

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

See Accompanying Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 1: Nature of Operations and Significant Accounting Policies

Nature of Operations: The Beacon Financial Futures Fund, L.P. (a Delaware limited partnership) (the “Partnership”) was organized on April 6, 2004 to engage in speculative trading of a diversified portfolio of commodity interests including futures, options on futures and forward contracts. The Partnership’s limited partnership agreement provides, among other things, that the Partnership shall dissolve no later than December 31, 2052. Beacon Management Corporation (USA), the general partner of the Partnership (the “General Partner”), is registered as a commodity pool operator and commodity trading advisor with the National Futures Association (the “NFA”), an industry self-regulatory organization. UBS Financial Services currently serves as the Partnership’s sole clearing broker. The Partnership may also use Man Financial as an additional clearing broker. The General Partner conducts and manages the business of the Partnership. The General Partner is also the commodity trading advisor of the Partnership. The General Partner made an investment in the Partnership equal to, and will maintain its interest in, the capital of the Partnership at no less than the greater of: (a) 1% of the total investments in the Partnership by all Partners or (b) $25,000. These contributions by the General Partner need not exceed the amount described above and are evidenced by units of General Partnership Interest (“Unit(s) of General Partnership Interest”). On March 31, 2007, the General Partner inadvertently caused its holdings to drop below the $25,000 minimum. The General Partner has subsequently subscribed for additional units to bring its holdings back above the $25,000 minimum. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government, which regulates most aspects of the commodity futures industry; rules of the NFA; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades. As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934.

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

Net Asset Value—For purposes of both financial reporting and calculation of redemption value, the “net asset value” of a unit is an amount equal to the Partnership’s net assets allocated to capital accounts represented by units, divided by the number of units outstanding. “Net assets” means the total assets of the Partnership, including all cash and cash equivalents, accrued interest and amortization of original issue discount, and the market value of all open futures contracts, options on futures contracts, forward contracts, and other assets of the Partnership, less the total liabilities of the Partnership, including, but not limited to, brokerage, incentive allocations, management fees, interest payable and extraordinary expenses.

Escrow Accounts Receivable—Represents deposits due from an escrow agent for recent limited partner capital additions.

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

On July 13, 2006, the FASB released FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” off being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for the Partnership on January 1, 2007 and is to be applied to all open tax years as of the effective date. Management does not believe the guidance provided by FIN 48 has a material effect on its financial statements.

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

Note 3: Partnership Fees and Expenses

Fixed Asset Fee: The Partnership pays the General Partner a fixed, monthly Fixed Asset Fee of 0.525%, or 6.30% annually, of the Partnership’s month-end net asset value. Out of this Fixed Asset Fee, the General Partner pays all introducing, initial and ongoing servicing fees, management fees, trading advisory fees and any other transaction costs of the Partnership except brokerage fees, NFA, exchange and clearing fees, which are paid separately by the Partnership and are estimated at 0.50% annually of net asset value. The Partnership paid Fixed Asset Fees of $12,039 and $16,300 for the three months ended March 31, 2007 and 2006, respectively. The General Partner retains any excess amount. Included in the Fixed Asset Fee are the following amounts that are earned by the General Partner and Uhlmann Price Securities, LLC, the Selling Group Manager.

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

Incentive Fees: The Partnership makes an incentive allocation equal to 20% of trading profits to the capital account of the General Partner each quarter. Trading profits means the net new profits (realized and unrealized), excluding interest income, decreased by monthly Fixed Asset Fee and other operating expenses that are chargeable to the Partnership’s net assets, with these trading profits and items of decrease determined from the end of the last period for which an incentive fee was earned. Extraordinary expenses of the Partnership, if any, are not deducted in determining trading profits. If the Partnership makes an incentive allocation and the Partnership fails to earn new trading profits for any subsequent period, the General Partner’s capital account will retain the incentive allocation previously made. However, the Partnership will not make any subsequent incentive allocation until these losses have been recovered and the Partnership has again earned new trading profits. There were no incentive fees earned by the General Partner for the three months ended March 31, 2007 and 2006.

Other Operating Expenses: The Partnership pays all of its own direct legal, accounting, administrative, filing, reporting and data processing expenses. The Partnership will not pay more than 0.50% of net assets in annual audit fees provided the Partnership has not issued more than $5 million in subscriptions. Any excess audit fees are reimbursed by the General Partner. As of March 31, 2007 and March 31, 2006, accounts receivable includes $94,819 and $18,269, respectively, that is due from the General Partner. In accordance with Section IV.C. of the NASAA Registration of Commodity Pool Programs, the Brokerage commissions of the Partnership may not exceed 14% of the Partnership’s average monthly net assets as of the last day of each month during the calendar year. The General Partner will bear any fees in excess of these limitations.

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

	Futures Contracts (exchange traded)
	March 31, 2007	December 31, 2006
Gross unrealized gains	$6,468	$25,168
Gross unrealized losses	(5,832)	(12,423)

Net unrealized gain	$636	$12,745

Open contracts generally mature within three months; as of March 31, 2007, the latest maturity date for open futures contracts is June 2007.

Concentration of Credit Risk: The Partnership uses UBS Securities as its clearing broker (“Clearing Broker”). In the event this Clearing Broker does not fulfill its obligations, the Partnership may be exposed to risk. This risk of default depends in part on the creditworthiness of this Clearing Broker. The Partnership attempts to minimize this credit risk by monitoring the creditworthiness of the Clearing Broker. The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received. The amount of required margin and good faith deposits with the Clearing Broker usually range from 9% to 17% of net asset value. As of March 31, 2007, the Partnership maintained broker cash balances of $632,558 to satisfy such requirements, which equals 95% of net asset value.

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

Note 6. Interim Financial Statements

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form S-1 Registration Statement as filed with the Securities and Exchange Commission.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

On May 13, 2005 the General Partner purchased 999 units bringing its total investment up to 1,000 units and enabling the Partnership to commence trading operations on May 16, 2005. From May 16, 2005 through September 30, 2006, the Partnership sold 692.61 units of limited partnership interest. The continuing offering has commenced and will be ongoing. Between September 30, 2005 and March 31, 2007, the General Partner withdrew 985 units. On March 31, 2007, the General Partner inadvertently caused its holdings to drop below a $25,000 minimum. The General Partner will subsequently subscribe for additional units to bring its holdings back above the $25,000 minimum as of July 1, 2007.

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

RESULTS OF OPERATIONS

For the Three Months Months Ended March 31, 2007
Sector	Three Months %Gain (loss)
Currencies	-0.93%

Interest Rates	-0.84%

Total	-1.77%

Of the return for the three months ended March 31, 2007, approximately (1.77%) was due to trading losses net of commissions and approximately 1.09% due to interest income and approximately (1.47) due to fees and operating costs borne by the Partnership giving a net loss of (2.15%).

The Partnership posted a gain for January. The currency sector posted a gain led by the Japanese yen. During January, the Japanese yen continued a trend towards a lower value relative to the U.S. dollar that began in May 2006. During the last nine months, the Japanese yen declined by nearly 8% relative to the U.S. dollar with nearly 1.5% of this decline during the month. Of the other major foreign currencies, the Australian dollar, Canadian dollar, Euro currency, and Swiss franc, decreased in value relative to the U.S. dollar while the British pound remained unchanged. The interest rate sector posted a gain for the month led by the Eurodollar. The Eurodollar, reflecting short-term U.S. interest rates, resumed a trend toward higher short-term interest rates that began in early December 2006. During this two month period, short-term and long-term rates moved slightly higher. The remaining interest rate contracts, the 30-Year Treasury Bond, 10-Year Treasury Note, and 5-Year Treasury Note moved lower in price, higher in yield, reflecting a gradual shift to higher U.S. interest rates along the yield curve.

The Partnership posted a loss for February. The currency sector posted a loss led by the Japanese yen. During February, the Japanese yen reversed a trend towards a lower value relative to the U.S. dollar that began in May 2006. During the previous nine months, as reported last month, the Japanese yen had declined by nearly 8% relative to the U.S. dollar. During the month of February, the Japanese yen reversed nearly 20% of this previous decline. Of the other major foreign currencies, the Australian dollar, Canadian dollar, Euro currency, and Swiss franc, increased in value relative to the U.S. dollar while the British pound remained unchanged. The interest rate sector posted a loss for the month led by the Eurodollar. The Eurodollar, reflecting short-term U.S. interest rates, reversed a trend toward higher short-term interest rates that began in early December 2006. During February, short-term and long-term rates moved lower reflecting a moderate Federal Reserve stance and a flight to quality in conjunction with the collapse of sub-prime lending market. The remaining interest rate contracts, the 30-Year Treasury Bond, 10-Year Treasury Note, and 5-Year Treasury Note moved higher in price, lower in yield, reflecting a shift to lower U.S. interest rates along the yield curve.

The Partnership posted a loss for March. The currency sector posted a loss led by the Canadian dollar. During March, the Canadian dollar reversed a trend towards a lower value relative to the U.S. dollar that began in August 2006. During the previous six months, the Canadian dollar had declined by more than 5% relative to the U.S. dollar. During the month of March, the Canadian dollar reversed nearly 20% of this previous decline. Of the other major foreign currencies, the Australian dollar, British pound, Euro currency, and Swiss franc, increased in value relative to the U.S. dollar while the Japanese yen declined. The interest rate sector posted a loss for the month led by the 5-Year Treasury Note. The 5-Year Note, reflecting intermediate maturity U.S. interest rates, remained unchanged for the month in volatile trade. During February, short-term and long-term rates moved generally lower. During March, rates were generally unchanged. Of the remaining interest rate contracts, the 30-Year Treasury Bond and 10-Year Treasury Note traded in a narrow trading range. The Eurodollar traded higher in price, lower in yield, during the early part of the month and then reversed, ending the month slightly lower in price.

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

INTRODUCTION

Past Results Are Not Necessarily Indicative of Future Performance

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

Value at Risk (“VaR”) is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Partnership’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to VaR or by the Partnership’s attempts to manage its market risk.

Standard of Materiality

Materiality, as used in this section, “Quantitative and Qualitative Disclosures about Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the Partnership’s market sensitive instruments.

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

The Partnership’s risk exposure in the various market sectors traded by the Partnership is quantified below in terms of VaR. The Partnership estimates VaR using a model based on historical simulation (with a confidence level of 97.5%) which involves constructing a distribution of hypothetical daily changes in the value of the trading portfolio. The VaR model takes into account linear exposures to risks, including equity and commodity prices, interest rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors to which the portfolio is sensitive. The one day 97.5 confidence level of the Partnership’s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 40 trading days or one day in 40. VaR typically does not represent the worst case outcome.

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

THE PARTNERSHIP’S TRADING CAPITAL AT RISK IN DIFFERENT MARKET SECTORS

Sector	Value At Risk March 31, 2007	Value At Risk December 31, 2006
Currencies	-1.06%	-1.24%
Interest Rates	-0.52%	-0.44%
Entire Portfolio	-1.22%	-1.24%

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

The primary risk exposures of the Partnership as of March 31, 2007 were exchange rate and interest rate risk. The factors that can influence these rates can be domestic or foreign (primarily the G-7 countries) and include (but are not limited to) changes in government fiscal policy, changes in the balance of trade, changes in inflation rates and improvement or degradation of the overall economy.

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

See attached exhibit list.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 6, 2007.

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