Form 10-Q
period 2007-06-30
BEACON FINANCIAL FUTURES FUND LP
filed 2007-08-14
CIK 1287031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Total number of Pages: 18 plus exhibits

The Beacon Financial Futures Fund, L.P.

Statements of Financial Condition

June 30, 2007 (Unaudited) and December 31, 2006

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Equity in Brokerage Accounts
Cash	$99,340	$810,883
Net Unrealized Gain on Open Futures Contracts	2,983	12,745

Total Equity in Brokerage Accounts	102,323	823,628

Cash	18,561	18,642
Accounts Receivable	129,861	77,728
Other Assets	21,661	8,298

TOTAL ASSETS	$272,406	$928,296

LIABILITIES & PARTNERS’ CAPITAL
Liabilities
Accrued Commissions	$63	$310
Fixed Asset Fee Payable	1,290	2,742
Accrued Expenses	14,134	22,055
Redemptions Payable	—	107,542

Total Liabilities	15,487	132,649

Partners’ Capital
General Partner’s Capital (units outstanding June 30, 2007—28.11, December 31, 2006—150.00)	26,802	140,354
Limited Partners’ Capital (units outstanding June 30, 2007—241.34, December 31, 2006—700.33)	230,117	655,293

Total Partners’ Capital	256,919	795,647

TOTAL LIABILITIES & PARTNERS’ CAPITAL	$272,406	$928,296

See Accompanying Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Condensed Schedules of Investments

June 30, 2007 (Unaudited) and December 31, 2006

	June 30, 2007 (Unaudited)		December 31, 2006
Description	Value	% of Partners’ Capital	Value	% of Partners’ Capital
LONG FUTURES CONTRACTS
Currencies	$605	0.23%	$(2,325)	-0.29%
Interest Rate Instruments	—	0.00%	(9,398)	-1.18%

Total long futures contracts	605	0.23%	(11,723)	-1.47%

SHORT FUTURES CONTRACTS
Canadian Dollar[1]	—	0.00%	17,630	2.21%
Other Currencies	(13)	0.00%	2,300	0.29%
Interest Rate Instruments	2,391	0.93%	4,538	0.57%

Total short futures contracts	2,378	0.93%	24,468	3.07%

Total futures contracts	$2,983	1.16%	$12,745	1.60%

[1]	16 contracts for March 2007 delivery as of December 31, 2006

See Accompanying Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Statements of Operations

For the Three and Six Months Ended June 30, 2007 and 2006 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income

Trading Gains and Losses
Change in Unrealized	$2,348	$(29,066)	$(9,762)	$3,965
Realized	20,599	16,335	20,905	(5,985)
Brokerage Commissions	(301)	(630)	(790)	(2,825)

Total Trading Gains and Losses	22,646	(13,361)	10,353	(4,845)

Investment Income
Interest Income	7,487	10,841	15,898	22,057

Expenses

Fixed Asset Fee	8,657	15,283	20,695	31,835
Professional Fees	22,736	21,799	30,765	35,428
Operating Expenses	2,882	5,893	3,691	8,682
Offering Expenses	11,586	12,065	20,167	16,694

Total Expenses Before Reimbursement of Expenses	45,861	55,040	75,318	92,639

Less: Reimbursement of Expenses	(33,040)	(15,493)	(51,415)	(22,493)

Net Expenses	12,821	39,547	23,904	70,146

Net Investment Loss	(5,334)	(28,706)	(8,005)	(48,089)

Net Gain (Loss)	$17,312	$(42,068)	$2,348	$(52,934)

Net gain (loss) per General and Limited Partner Unit (Based on weighted average number of units outstanding during the period)	$37.92	$(41.80)	$17.80	$(51.96)

Increase (decrease) in Net Asset Value per General Partner and Limited Partner Unit	$37.92	$(41.80)	$17.80	$(51.96)

See Accompanying Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2007 and 2006 (Unaudited)

	Partners’ Capital
	General		Limited		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2006 (Unaudited)

Balances at December 31, 2005	485.00	$481,706	584.31	$580,338	1,069.31	$1,062,044

Net Loss for the Six Months Ended June 30, 2006		(22,505)		(30,429)		(52,934)

Additions	—	—	108.30	101,999	108.30	102,000

Redemptions	(110.00)	(106,235)	—	—	(110.00)	(106,234)

Balances at June 30, 2006	375.00	$352,966	692.61	$651,908	1,067.61	$1,004,874

Six Months Ended June 30, 2007 (Unaudited)

Balances at December 31, 2006	150.00	$140,354	700.33	$655,293	850.33	$795,647

Net Gain for the Six Months Ended June 30, 2007	—	148	—	2,200	—	2,348

Additions	13.11	12,500	62.53	59,000	75.64	71,500

Redemptions	(135.00)	(126,200)	(521.52)	(486,376)	(656.52)	(612,576)

Balances at June 30, 2007	28.11	$26,802	241.34	$230,117	269.45	$256,919

The Beacon Financial Futures Fund, L.P.

Net Asset Value Per General and Limited Partner Unit

(Unaudited)

June 30, 2007	December 31, 2006	June 30, 2006	December 31, 2005
$953.49	$935.69	$941.24	$993.21

See Accompanying Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Statements of Cash Flows

For the Six Months Ended June 30, 2007 and 2006 (Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net Income (Loss)	$2,348	$(52,934)
Change in Unrealized Gain (Loss) on Open Futures Contracts	9,762	(3,965)
Change in Operating Assets and Liabilities
Equity in Brokerage Accounts	711,543	176,830
Accounts Receivable	(52,133)	(23,005)
Other Assets	(13,364)	(64,237)
Escrow Accounts Receivable	—	(90,000)
Accrued Expenses	(7,920)	32,063
Accrued Commissions	(247)	26
Fixed Asset Fee Payable	(1,452)	135
Rejected Subscriptions Payable	—	—

Net Cash Provided By (Used In) Operating Activities	648,537	(25,087)

FINANCING ACTIVITIES
Partner Additions	71,500	102,000
Partner Redemptions(1)	(720,118)	(73,632)

Net Cash Provided By (Used In) Financing Activities	(648,618)	28,368

Net Cash Increase (Decrease) for the Period	(81)	3,281
Cash at Beginning of the Period	18,642	32,665

Cash at End of the Period	$18,561	$35,946

(1)	Redemptions payable at December 31, 2006 of $107,542 was paid during the six month period ended June 30, 2007. Partner redemptions of $32,602 during the three months ended June 30, 2006 were unpaid.

See Accompanying Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Financial Highlights

For the Three Months and Six Months Ended June 30, 2007 and 2006 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Unit Performance

Net Asset Value per unit at the beginning of the period	$915.57	$983.04	$935.69	$993.20

Income
Trading Gains and Losses	43.89	(13.37)	27.01	(5.45)

Investment Income
Interest Income	15.02	10.70	25.32	21.18

Expenses
Fixed Asset Fee	(14.89)	(15.09)	(29.70)	(30.53)
Other Expenses	(6.10)	(24.04)	(4.83)	(37.16)

Total Expenses	(20.99)	(39.13)	(34.53)	(67.69)

Net Investment Loss	(5.97)	(28.43)	(9.21)	(46.51)

Net Gain (Loss) per Unit	37.92	(41.80)	17.80	(51.96)

Net Asset Value per unit at the end of the period	$953.49	$941.24	$953.49	$941.24

Net investment loss as a percentage of Average Partners’ Capital(1)	-2.60%	-11.78%	-1.99%	-9.59%

Expenses as a percentage of Average Partners’ Capital(1)	-9.06%	16.20%	-7.42%	13.95%

Total return(2)	4.14%	-4.25%	1.90%	-5.23%

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

Offering Expenses—Offering costs are amortized to expense on a straight line basis over periods from nine to twelve months. In December 2006, the Beacon Management Corporation, as the General Partner of the Beacon Financial Futures

Fund, LP, elected to reimburse the Fund in the amount of $52,071 for certain continuing offering expenses that had already been incurred by the Fund throughout the year ended December 31, 2006. As of June 30, 2007, this amount has not been reimbursed. Furthermore, effective January 1, 2007, the General Partner intends to reimburse the Partnership for any future offering expenses in excess of 0.5% of net assets per year at the time that they are incurred.

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

On July 13, 2006, the FASB released FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” off being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 was effective for the Partnership on January 1, 2007 and did not have an impact on the Partnership’s financial statements.

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

Note 3: Partnership Fees and Expenses

Fixed Asset Fee: The Partnership pays the General Partner a fixed, monthly Fixed Asset Fee of 0.525%, or 6.30% annually, of the Partnership’s month-end net asset value. Out of this Fixed Asset Fee, the General Partner pays all introducing, initial and ongoing servicing fees, management fees, trading advisory fees and any other transaction costs of the Partnership except brokerage fees, NFA, exchange and clearing fees, which are paid separately by the Partnership and are estimated at 0.50% annually of net asset value. The Partnership incurred Fixed Asset Fees of $8,657 and $15,283 for the three months ended June 30, 2007 and 2006, respectively and $20,695 and $31,835 for the six months ended June 30, 2007 and 2006, respectively. The General Partner retains any excess amount. Included in the Fixed Asset Fee are the following amounts that are earned by the General Partner and Uhlmann Price Securities, LLC, the Selling Group Manager.

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

Incentive Fees: The Partnership makes an incentive allocation equal to 20% of trading profits to the capital account of the General Partner each quarter. Trading profits means the net new profits (realized and unrealized), excluding interest income, decreased by monthly Fixed Asset Fee and other operating expenses that are chargeable to the Partnership’s net assets, with these trading profits and items of decrease determined from the end of the last period for which an incentive fee was earned. Extraordinary expenses of the Partnership, if any, are not deducted in determining trading profits. If the Partnership makes an incentive allocation and the Partnership fails to earn new trading profits for any subsequent period, the General Partner’s capital account will retain the incentive allocation previously made. However, the Partnership will not make any subsequent incentive allocation until these losses have been recovered and the Partnership has again earned new trading profits. There were no incentive fees earned by the General Partner for the three and six months ended June 30, 2007 and 2006.

Other Operating Expenses: The Partnership pays all of its own direct legal, accounting, administrative, filing, reporting and data processing expenses. The Partnership will not pay more than 0.50% of net assets in annual audit fees provided the Partnership has not issued more than $5 million in subscriptions. Any excess audit fees are reimbursed by the General Partner. As of June 30, 2007 and December 31, 2006, accounts receivable includes $127,921 and $74,242, respectively, that is due from the General Partner. In accordance with Section IV.C. of the NASAA Registration of Commodity Pool Programs, the Brokerage commissions of the Partnership may not exceed 14% of the Partnership’s average monthly net assets as of the last day of each month during the calendar year. The General Partner will bear any fees in excess of these limitations.

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

Futures Contracts (exchange traded)

	June 30, 2007	December 31, 2006
Gross unrealized gains	$4,383	$25,168
Gross unrealized losses	(1,400)	(12,423)

Net unrealized gain	$2,983	$12,745

Open contracts generally mature within three months; as of June 30, 2007, the latest maturity date for open futures contracts is September 2007.

Concentration of Credit Risk: The Partnership uses UBS Securities as its clearing broker (“Clearing Broker”). In the event this Clearing Broker does not fulfill its obligations, the Partnership may be exposed to risk. This risk of default depends in part on the creditworthiness of this Clearing Broker. The Partnership attempts to minimize this credit risk by monitoring the creditworthiness of the Clearing Broker. The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received. The amount of required margin and good faith deposits with the Clearing Broker usually range from 9% to 17% of net asset value. As of June 30, 2007, the Partnership maintained broker cash balances of $99,340 to satisfy such requirements, which equals 39% of net asset value.

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

Note 6. Interim Financial Statements

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form S-1 Registration Statement as filed with the Securities and Exchange Commission.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

On May 13, 2005 the General Partner purchased 999 units bringing its total investment up to 1,000 units and enabling the Partnership to commence trading operations on May 16, 2005. From May 16, 2005 through September 30, 2006, the Partnership sold 692.61 units of limited partnership interest. The continuing offering has commenced and will be ongoing. Between September 30, 2005 and March 31, 2007, the General Partner withdrew 985 units. On March 31, 2007, the General Partner inadvertently caused its holdings to drop below a $25,000 minimum. The General Partner subsequently subscribed for additional units to bring its holdings back above the $25,000 minimum as of June 30, 2007.

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

RESULTS OF OPERATIONS

For the Three and Six Months Months Ended June 30, 2007

Sector	Three Months %Gain (loss)	Six Months %Gain (loss)

Currencies	4.21%	3.28%

Interest Rates	0.54%	-0.30%

Total	4.75%	2.98%

Of the return for the three months ended June 30, 2007, approximately 4.75% was due to trading gains net of commissions and approximately 1.64% due to interest income and approximately (2.25%) due to fees and operating costs borne by the Partnership giving a net gain of 4.14%.

Of the return for the six months ended June 30, 2007, approximately 2.98% was due to trading gains net of commissions and approximately 2.67% due to interest income and approximately (3.75%) due to fees and operating costs borne by the Partnership giving a net gain of 1.90%.

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

The Partnership posted a gain for April. The currency sector posted a gain led by the Euro currency. During April, the Euro currency continued a trend towards a higher value relative to the U.S. dollar that began in January 2007. During this four month period, the Euro currency has increased by nearly 5.5% relative to the U.S. dollar. During the month of April, the Euro currency contributed nearly 2% of this increase. Of the other major foreign currencies, the Australian dollar, British pound, Euro currency, and Swiss franc, increased in value relative to the U.S. dollar while the Japanese yen declined. The interest rate sector posted a loss for the month led by the 10-Year Treasury Note. The 10-Year Note, reflecting longer-term maturity U.S. interest rates, remained unchanged for the month, trading in a narrow range. During the first four months of 2007, longer-dated Treasury securities have traded in a relatively narrow range. Of the remaining interest rate contracts, the 30-Year Treasury Bond and 5-Year Treasury Note, as stated, traded in a narrow trading range. The Eurodollar traded slightly lower in price, higher in yield, during the month reflecting a slight flattening of the U.S. Treasury yield curve.

The Partnership posted a loss for May. The currency sector posted a loss led by the Euro currency. During May, the Euro currency reversed a trend towards a higher value relative to the U.S. dollar that began in January 2007. During the previous four month period, the Euro currency increased by nearly 5.0% relative to the U.S. dollar. During the month of May, the Euro currency erased nearly 30% of this increase. Of the other major foreign currencies, the Canadian dollar and the Australian dollar increased in value relative to the U.S. dollar while the Japanese yen, Swiss franc, and British pound declined. The interest rate sector posted a gain for the month led by the Eurodollar futures contract. The Eurodollar futures, reflecting shorter-term maturity U.S. interest rates, moved lower in price, higher in yield during the month. During the last three months, short-term interest rates have moved higher by approximately .50%. Of the remaining interest rate contracts, the 30-Year Treasury Bond, 10-Year Treasury Note, and 5-Year Treasury Note also traded lower in price, higher in yield during the month. As a result, the U.S. Treasury yield curve shifted to higher yields across the maturity spectrum.

The Partnership posted a gain for June. The currency sector posted a gain led by the Australian dollar. During June, the Australian dollar continued a trend towards a higher value relative to the U.S. dollar that began in March 2006. During the previous fifteen month period, the Australian dollar increased by nearly 20% relative to the U.S. dollar. During the month of June, the Australian dollar contributed nearly 3% of this increase. Of the other major foreign currencies, the Canadian dollar, British pound, and Euro FX increased in value relative to the U.S. dollar while the Japanese yen declined. The interest rate sector posted a gain for the month led by the 30-Year Treasury Bond. The 30-Year Treasury Bond, reflecting long-term maturity U.S. interest rates, moved lower in price, higher in yield during the month. During the last four months, from the February 2007 low yield, long-term interest rates have moved higher by approximately 0.60%. Of the remaining interest rate contracts, the 10-Year Treasury Note and 5-Year Treasury Note also traded lower in price, higher in yield during the month and the Eurodollar was unchanged. As a result, the U.S. Treasury yield curve became slightly steeper across the maturity spectrum.

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

THE PARTNERSHIP’S TRADING CAPITAL AT RISK IN DIFFERENT MARKET SECTORS

Sector	Value At Risk June 30, 2007	Value At Risk December 31, 2006
Currencies	-0.26%	-1.24%
Interest Rates	-0.40%	-0.44%

Entire Portfolio	-0.53%	-1.24%

MATERIAL LIMITATIONS ON CAPITAL AT RISK AS AN ASSESSMENT OF MARKET RISK

The face value of the market sector instruments held by the Partnership may typically be many times the risk determined by the VaR calculation. The magnitude of the Partnership’s open positions could create a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions—unusual, but historically recurring from time to time—could cause the Partnership to incur severe losses over a short period of time. The Value at Risk tables—as well as the past performance of the Partnership—give no indication of this “risk of ruin.”

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

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Partnership’s market risk exposures—except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures—constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.

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

The primary risk exposures of the Partnership as of June 30, 2007 were exchange rate and interest rate risk. The factors that can influence these rates can be domestic or foreign (primarily the G-7 countries) and include (but are not limited to) changes in government fiscal policy, changes in the balance of trade, changes in inflation rates and improvement or degradation of the overall economy.

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

See attached exhibit list.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2007.

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