Form 10-Q
period 2007-09-30
BEACON FINANCIAL FUTURES FUND LP
filed 2007-11-14
CIK 1287031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Total number of Pages: 18 plus exhibits

The Beacon Financial Futures Fund, L.P.

Statements of Financial Condition

September 30, 2007 (Unaudited) and December 31, 2006

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Equity in Brokerage Accounts
Cash	$80,994	$810,883
Net Unrealized Gain on Open Futures Contracts	—	12,745

Total Equity in Brokerage Accounts	80,994	823,628

Cash	91,915	18,642
Accounts Receivable	67,729	77,728
Other Assets	—	8,298

TOTAL ASSETS	$240,638	$928,296

LIABILITIES & PARTNERS’ CAPITAL
Liabilities
Accrued Commissions	$—	$310
Fixed Asset Fee Payable	1,108	2,742
Accrued Expenses	29,500	22,055
Redemptions Payable	210,030	107,542

Total Liabilities	240,638	132,649

Partners’ Capital
General Partner’s Capital (units outstanding September 30, 2007 — 0.00, December 31, 2006 — 150.00)	—	140,354
Limited Partners’ Capital (units outstanding September 30, 2007 — 0.00, December 31, 2006 — 700.33)	—	655,293

Total Partners’ Capital	—	795,647

TOTAL LIABILITIES & PARTNERS’ CAPITAL	$240,638	$928,296

See Accompanying Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Condensed Schedules of Investments

September 30, 2007 (Unaudited) and December 31, 2006

	September 30, 2007 (Unaudited)		December 31, 2006
Description	Value	% of Partners’ Capital	Value	% of Partners’ Capital

LONG FUTURES CONTRACTS
Currencies	$—	0.00%	$(2,325)	-0.29%
Interest Rate Instruments	—	0.00%	(9,398)	-1.18%

Total long futures contracts	—	0.00%	(11,723)	-1.47%

SHORT FUTURES CONTRACTS
Canadian Dollar[1]	—	0.00%	17,630	2.21%
Other Currencies	—	0.00%	2,300	0.29%
Interest Rate Instruments	—	0.00%	4,538	0.57%

Total short futures contracts	—	0.00%	24,468	3.07%

Total futures contracts	$—	0.00%	$12,745	1.60%

[1]	16 contracts for March 2007 delivery as of December 31, 2006

See Accompanying Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Statements of Operations

For the Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income
Trading Gains and Losses
Change in Unrealized	$(2,983)	$6,464	$(12,745)	$10,429
Realized	(30,281)	(13,086)	(9,376)	(19,072)
Brokerage Commissions	(214)	(604)	(1,004)	(3,429)

Total Trading Losses	(33,478)	(7,226)	(23,125)	(12,072)

Investment Income
Interest Income	1,030	11,143	16,929	33,200

Expenses

Fixed Asset Fee	3,439	15,213	24,134	47,048
Professional Fees	11,898	9,530	42,663	44,958
Operating Expenses	2,882	1,192	6,573	9,874
Offering Expenses	11,586	18,919	31,753	35,613

Total Expenses Before Reimbursement of Expenses	29,805	44,854	105,123	137,493
Less: Reimbursement of Expenses	(25,806)	(5,200)	(77,221)	(27,693)

Net Expenses	3,999	39,654	27,902	109,800

Net Investment Loss	(2,969)	(28,511)	(10,973)	(76,600)

Net Loss	$(36,447)	$(35,737)	$(34,098)	$(88,672)

Net loss per General and Limited Partner Unit (Based on weighted average number of units outstanding during the period)	$(139.68)	$(34.11)	$(121.87)	$(86.06)

Decrease in Net Asset Value per General Partner and Limited Partner Unit	$(139.68)	$(34.11)	$(121.87)	$(86.06)

See Accompanying Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2007 and 2006 (Unaudited)

	Partners’ Capital
	General		Limited		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2006 (Unaudited)

Balances at December 31, 2005	485.00	$481,706	584.31	$580,338	1,069.31	$1,062,044
Net Loss for the Nine Months Ended September 30, 2006	—	(34,618)	—	(54,054)	—	(88,672)
Additions	—	—	108.29	102,000	108.29	102,000
Redemptions	(160.00)	(152,268)	(10.11)	(9,169)	(170.11)	(161,437)

Balances at September 30, 2006	325.00	$294,820	682.49	$619,115	1,007.49	$913,935

Nine Months Ended September 30, 2007 (Unaudited)

Balances at December 31, 2006	150.00	$140,354	700.33	$655,293	850.33	$795,647
Net Loss for the Nine Months Ended September 30, 2007	—	(3,709)	—	(30,389)	—	(34,098)
Additions	16.88	15,500	62.53	59,000	79.41	74,500
Redemptions	(166.88)	(152,145)	(762.86)	(683,904)	(929.74)	(836,049)

Balances at September 30, 2007	0.00	$—	0.00	$—	0.00	$—

The Beacon Financial Futures Fund, L.P.

Net Asset Value Per General and Limited Partner Unit

(Unaudited)

September 30, 2007	December 31, 2006	September 30, 2006	December 31, 2005
$813.82	$935.69	$907.13	$993.21

See Accompanying Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Statements of Cash Flows

For the Nine Months Ended September 30, 2007 and 2006 (Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net Loss	$(34,098)	$(88,672)
Change in Operating Assets and Liabilities
Equity in Brokerage Accounts	742,634	185,078
Accounts Receivable	9,999	4,681
Other Assets	8,298	(34,255)
Escrow Accounts Receivable	—	10,000
Accrued Expenses	7,445	(12,180)
Accrued Commissions	(310)	(115)
Fixed Asset Fee Payable	(1,635)	(5,336)
Rejected Subscriptions Payable	—	10,071

Net Cash Provided By Operating Activities	732,333	69,272

FINANCING ACTIVITIES
Partner Additions	74,500	102,000
Partner Redemptions(1)	(733,560)	(152,329)

Net Cash Used In Financing Activities	(659,060)	(50,329)

Net Cash Increase for the Period	73,273	18,943
Cash at Beginning of the Period	18,642	32,665

Cash at End of the Period	$91,915	$51,608

(1)

Redemptions payable at December 31, 2006 of $107,542 was paid during the nine month period ended September 30, 2007. Partner redemptions of $210,030 during the three months ended September 30, 2007 were unpaid.

See Accompanying Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Financial Highlights

For the Three Months and Nine Months Ended September 30, 2007 and 2006 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Unit Performance
Net Asset Value per unit at the beginning of the period	$953.50	$941.24	$935.69	$933.20
Income
Trading Gains and Losses	(128.29)	(6.96)	(101.27)	(12.41)

Investment Income
Interest Income	3.90	10.60	29.26	31.78

Expenses
Fixed Asset Fee	(13.18)	(14.47)	(42.88)	(45.00)
Other Expenses, net	(2.15)	(23.28)	(6.98)	(60.43)

Total Expenses	(15.33)	(37.75)	(49.86)	(105.43)

Net Investment Loss	(11.39)	(27.15)	(20.60)	(73.65)

Net Loss Per Unit	(139.68)	(34.11)	(121.87)	(86.06)

Net Asset Value per unit at the end of the period	$813.82	$907.13	$813.82	$907.13

Net investment loss as a percentage of Average Partners’ Capital(1)	-5.24%	-11.73%	-3.07%	-10.31%

Expenses as a percentage of Average Partners’ Capital(1)	-7.00%	16.31%	-7.28%	14.74%

Total return(2)	-14.65%	-3.62%	-13.02%	-8.67%

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

See Accompanying Notes to the Financial Statements.

The Beacon Financial Futures Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 1: Nature of Operations and Significant Accounting Policies

Nature of Operations: The Beacon Financial Futures Fund, L.P. (a Delaware limited partnership) (the “Partnership”) was organized on April 6, 2004 to engage in speculative trading of a diversified portfolio of commodity interests including futures, options on futures and forward contracts. The Partnership’s limited partnership agreement provides, among other things, that the Partnership shall dissolve no later than December 31, 2052. Beacon Management Corporation (USA), the general partner of the Partnership (the “General Partner”), is registered as a commodity pool operator and commodity trading advisor with the National Futures Association (the “NFA”), an industry self-regulatory organization. UBS Financial Services currently serves as the Partnership’s sole clearing broker. The Partnership may also use Man Financial as an additional clearing broker. The General Partner conducts and manages the business of the Partnership. The General Partner is also the commodity trading advisor of the Partnership. The General Partner made an investment in the Partnership equal to, and will maintain its interest in, the capital of the Partnership at no less than the greater of: (a) 1% of the total investments in the Partnership by all Partners or (b) $25,000. These contributions by the General Partner need not exceed the amount described above and are evidenced by units of General Partnership Interest (“Unit(s) of General Partnership Interest”). On March 31, 2007, the General Partner inadvertently caused its holdings to drop below the $25,000 minimum. The General Partner has subsequently subscribed for additional units to bring its holdings back above the $25,000 minimum. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government, which regulates most aspects of the commodity futures industry; rules of the NFA; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades. As a registrant with the Securities and Exchange Commission, the Partnership is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. By September 30, 2007 the Partnership ceased trading operations and all units were redeemed.

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

Offering Expenses—Offering costs are amortized to expense on a straight line basis over periods from nine to twelve months. In December 2006, the Beacon Management Corporation, as the General Partner of the Beacon Financial Futures Fund, LP, elected to reimburse the Fund in the amount of $52,071 for certain continuing offering expenses that had already been incurred by the Fund throughout the year ended December 31, 2006. As of September 30, 2007, this amount has been reimbursed. Furthermore, effective January 1, 2007, the General Partner agreed to reimburse the Partnership for any future offering expenses in excess of 0.5% of net assets per year at the time that they are incurred.

Income Taxes—The Partnership is a partnership for federal income tax purposes and Partnership income or loss will be includable in the income tax returns of the individual partners. Accordingly, the Partnership is not subject to federal income taxes.

Recent Accounting Pronouncements—On July 13, 2006, the FASB released FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” off being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 was effective for the Partnership on January 1, 2007 and did not have an impact on the Partnership’s financial statements.

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

Note 3: Partnership Fees and Expenses

Fixed Asset Fee: The Partnership pays the General Partner a fixed, monthly Fixed Asset Fee of 0.525%, or 6.30% annually, of the Partnership’s month-end net asset value. Out of this Fixed Asset Fee, the General Partner pays all introducing, initial and ongoing servicing fees, management fees, trading advisory fees and any other transaction costs of the Partnership except brokerage fees, NFA, exchange and clearing fees, which are paid separately by the Partnership and are estimated at 0.50% annually of net asset value. The Partnership incurred Fixed Asset Fees of $3,439 and $15,213 for the three months ended September 30, 2007 and 2006, respectively and $24,134 and $47,048 for the nine months ended September 30, 2007 and 2006, respectively. The General Partner retains any excess amount. Included in the Fixed Asset Fee are the following amounts that are earned by the General Partner and Uhlmann Price Securities, LLC, the Selling Group Manager.

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

Incentive Fees: The Partnership makes an incentive allocation equal to 20% of trading profits to the capital account of the General Partner each quarter. Trading profits means the net new profits (realized and unrealized), excluding interest income, decreased by monthly Fixed Asset Fee and other operating expenses that are chargeable to the Partnership’s net assets, with these trading profits and items of decrease determined from the end of the last period for which an incentive fee was earned. Extraordinary expenses of the Partnership, if any, are not deducted in determining trading profits. If the Partnership makes an incentive allocation and the

Partnership fails to earn new trading profits for any subsequent period, the General Partner’s capital account will retain the incentive allocation previously made. However, the Partnership will not make any subsequent incentive allocation until these losses have been recovered and the Partnership has again earned new trading profits. There were no incentive fees earned by the General Partner for the three and nine months ended September 30, 2007 and 2006.

Other Operating Expenses: The Partnership pays all of its own direct legal, accounting, administrative, filing, reporting and data processing expenses. The Partnership will not pay more than 0.50% of net assets in annual audit fees provided the Partnership has not issued more than $5 million in subscriptions. Any excess audit fees are reimbursed by the General Partner. As of September 30, 2007 and December 31, 2006, accounts receivable includes $67,470 and $74,242, respectively, that is due from the General Partner. In accordance with Section IV.C. of the NASAA Registration of Commodity Pool Programs, the Brokerage commissions of the Partnership may not exceed 14% of the Partnership’s average monthly net assets as of the last day of each month during the calendar year. The General Partner will bear any fees in excess of these limitations. Fund Dynamics, a related party was owed $6,000 related to fund administration fees as of September 30, 2007.

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

Futures Contracts (exchange traded)

	September 30, 2007	December 31, 2006
Gross unrealized gains	$—	$25,168
Gross unrealized losses	—	(12,423)

Net unrealized gain	$—	$12,745

Open contracts generally mature within three months; as of September 30, 2007, all futures contracts were closed.

Concentration of Credit Risk: The Partnership uses UBS Securities as its clearing broker (“Clearing Broker”). In the event this Clearing Broker does not fulfill its obligations, the Partnership may be exposed to risk. This risk of default depends in part on the creditworthiness of this Clearing Broker. The Partnership attempts to minimize this credit risk by monitoring the creditworthiness of the Clearing Broker. The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received. The amount of required margin and good faith deposits with the Clearing Broker usually range from 9% to 17% of net asset value. As of September 30, 2007, the Partnership maintained broker cash balances of $80,994 to satisfy such requirements, which equals 34% of net asset value.

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

Note 6: Interim Financial Statements

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form S-1 Registration Statement as filed with the Securities and Exchange Commission.

Note 7: Subsequent Events

As of September 30, 2007, all Limited and General Partnership units were redeemed. Subsequently, the fund distributed $184,085.27 in Limited Partnership interests and $25,944.73 in General Partnership interests.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

On May 13, 2005 the General Partner purchased 999 units bringing its total investment up to 1,000 units and enabling the Partnership to commence trading operations on May 16, 2005. From May 16, 2005 through September 30, 2006, the Partnership sold 692.61 units of limited partnership interest. The continuing offering has commenced and will be ongoing. Between September 30, 2005 and March 31, 2007, the General Partner withdrew 985 units. On March 31, 2007, the General Partner inadvertently caused its holdings to drop below a $25,000 minimum. The General Partner subsequently subscribed for additional units to bring its holdings back above the $25,000 minimum as of June 30, 2007. On August 31, the General Partner subscribed for additional units in the amount of $3,000.

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

RESULTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2007

Sector	Three Months	Nine Months

Currencies	-7.85%	-4.83%

Interest Rates	-5.64%	-6.20%

Total	-13.49%	-11.03%

Of the return for the three months ended September 30, 2007, approximately (13.49%) was due to trading losses net of commissions and approximately 0.52% due to interest income and approximately (1.68%) due to fees and operating costs borne by the Partnership giving a net gain of (14.65%).

Of the return for the nine months ended September 30, 2007, approximately (11.03%) was due to trading gains net of commissions and approximately 3.32% due to interest income and approximately (5.31%) due to fees and operating costs borne by the Partnership giving a net gain of (13.02%).

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

The Partnership posted a loss for July 2007. The currency sector posted a loss led by the Japanese yen. During July, the Japanese yen reversed a trend towards a lower value relative to the U.S. dollar that began in May 2006. During the previous sixteen month period, the Japanese yen decreased by nearly 12% relative to the U.S. dollar. During the month of July, the Japanese yen reversed, erasing nearly 35% of this decline. Of the other major foreign currencies, the Australian dollar, Canadian dollar, British pound, Swiss franc, and Euro FX increased in value relative to the U.S. dollar while the Canadian dollar was unchanged. The interest rate sector also posted a loss for the month led by the 5-Year Treasury Notes. The 5-Year Treasury Notes, reflecting intermediate-term maturity U.S. interest rates, moved higher in price, lower in yield during the month. This move reversed the trend of the previous few months towards higher interest rates as the sub-prime mortgage market became unraveled. All of the remaining interest rate contracts, the 30-Year Bond, 10-Year Treasury Notes and Eurodollar also traded higher in price, lower in yield during the month. As a result, the U.S. Treasury yield curve became steeper across the maturity spectrum.

The Partnership posted a loss for August 2007. The currency sector posted a loss led by the Australian dollar. During July the Australian dollar had fallen sharply only to rally at the end of the month and the first week of August. This rally collapsed suddenly in the second week of August with the market dropping almost 10% in just a few days. This pattern was experienced by most currencies as the move was driven largely by U.S. dollar fluctuations caused by almost unprecedented volatility in the U.S. credit markets. The interest rate sector posted a loss for the month led by the Eurodollar which had moved up sharply at the beginning of the month in anticipation of a Fed Rate cut. When the cut didn’t materialize the market fell off sharply. The longer term credit markets including five and ten year notes had been in a longer term trend towards lower prices, higher rates but these markets did turn around and shift sharply higher reflecting market expectations of lower rates in the intermediate term future

The Partnership posted a gain for September 2007. The currency sector posted a gain led by the Canadian dollar. During September this currency sharply extended a rally that had begun in mid-August and at the end of September, the Canadian dollar was trading at parity with the U.S. dollar. The Swiss franc also posted strong gains having extended a rally that began in mid-August in response to the turmoil in U.S. interest rate markets. The interest rate sector experienced mixed results with losses in the long-term U.S. Bond market offsetting gains in the 5-Year note market. Long term U.S. Bonds had been in an extended rally since early June but the market abruptly and sharply reversed in early September.

OFF-BALANCE SHEET RISK

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Partnership intends to trade in futures and forward contracts and may therefore become a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Partnership at the same time, and if the General Partner was unable to offset such positions, the Partnership could experience substantial losses. The General Partner will access daily positions and profit and loss summaries for the Partnership and will employ various measures to monitor draw-downs, market diversification, and leverage.

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

THE PARTNERSHIP’S TRADING CAPITAL AT RISK IN DIFFERENT MARKET SECTORS

Sector	Value At Risk September 30, 2007	Value At Risk December 31, 2006
Currencies	0.00%	-1.24%
Interest Rates	0.00%	-0.44%

Entire Portfolio	0.00%	-1.24%

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

As of September 30, 2007, the fund ceased trading operations and there were no primary risk exposures.

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

See attached exhibit list.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2007.

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